Form 10QSB
period 2005-09-30
Key Hospitality Acquisition CORP
filed 2005-12-05
CIK 1326959

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

[X]    Quarterly Report under Sections 13 or 15(d) of
the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2005

[  ]     Transition Report under Sections 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 000-51545

Key Hospitality Acquisition Corporation
(Exact name of small business issuer as specified in its charter)

Delaware
(State of incorporation)

20-2742464
(IRS Employer Identification No.)

4 Becker Farm Road
Roseland, New Jersey 07068
(Address of principal executive offices, including zip code)

(973) 992- 3707
(Registrant's Telephone Number, including area code)

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.
Yes ☒ No ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of November 28, 2005, there were 7,949,995 outstanding shares of the Registrant’s Common Stock ($0.001 par value per share).

Transitional Small Business Disclosure Format. Yes ☐ No ☒

KEY HOSPITALITY ACQUISITION CORPORATION
SEPTEMBER 30, 2005 QUARTERLY REPORT ON FORM 10-QSB
TABLE OF CONTENTS
PAGE

PART I - FINANCIAL INFORMATION	F-1
ITEM 1. Financial Statements	F-1
Condensed Balance Sheet as of September 30, 2005 (unaudited)	F-1
Condensed Statement of Operations for the three months ended September 30, 2005 and the period from April 25, 2005 (Inception) to September 30, 2005 (unaudited)	F-2
Condensed Statement of Cash Flows for the period from April 25, 2005 (inception) to September 30, 2005 (unaudited)	F-3
Condensed Notes to Financial Statements	F-4 - F-6
ITEM 2. Management’s Discussion and Analysis or Plan of Operation	1
ITEM 3. Controls and Procedures	2
PART II - OTHER INFORMATION	3
ITEM 1. Legal Proceedings	3
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	3
ITEM 3. Defaults Upon Senior Securities	3
ITEM 4. Submission of Matters to a Vote of Security Holders	3
ITEM 5. Other Information	3
ITEM 6. Exhibits and Reports on Form 8-K	3
Signatures	4-7

PART I  — FINANCIAL INFORMATION

ITEM 1.	Financial Statements

KEY HOSPITALITY ACQUISITION CORPORATION
(a corporation in the development stage)

BALANCE SHEET

September 30, 2005 (unaudited)
ASSETS

Current asset
Cash	$2,805

Other assets, deferred offering costs	174,792
$177,597

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accrued expenses	$9,924
Notes payable, stockholders	145,000
Total current liabilities	154,924

Stockholders’ equity
Preferred stock, $.001 par value, authorized 1,000,000 shares; none issued
Common stock, $.001 par value, authorized 50,000,000 shares; issued and outstanding 1,499,995 shares	1,500
Paid-in capital in excess of par	23,500
Deficit accumulated during the development stage	(2,327)
Total stockholders’ equity	22,673
$177,597

See accompanying notes to condensed financial statements.

KEY HOSPITALITY ACQUISITION CORPORATION
(a corporation in the development stage)

STATEMENT OF OPERATIONS

	Three months ended September 30, 2005 (unaudited)	For the period from April 25, 2005 (inception) to September 30, 2005 (unaudited)

Formation and operating costs	$250	$2,327

Net loss	$250	$2,327

Weighted average shares outstanding	1,499,995	1,499,995

Net loss per common share	$—	$—

See accompanying notes to condensed financial statements

KEY HOSPITALITY ACQUISITION CORPORATION
(a corporation in the development stage)

STATEMENT OF CASH FLOWS

For the period from April 25, 2005 (inception) to September 30, 2005 (unaudited)
Cash flows from operating activities
Net loss	$(2,327)
Increase in cash attributable to change in
accrued expenses	2,327

Net cash provided by operating activities	-

Cash flows from financing activities
Proceeds from notes payable, stockholders	145,000
Proceeds from sale of common stock	25,000
Payments of deferred offering costs	(167,195)

Net cash provided by financing activities	2,805

Net increase in cash	2,805

Cash, beginning of period

Cash, end of period	$2,805

Supplemental schedule of non-cash financing activities:
Accrual of deferred offering costs	$7,597

See accompanying notes to condensed financial statements

KEY HOSPITALITY ACQUISITION CORPORATION
(a corporation in the development stage)

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	Basis of presentation

The financial information herein is unaudited; however, such information reflects all adjustments (consisting of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three months ended September 30, 2005 and the period from April 25, 2005 (inception) to September 30, 2005, are not necessarily indicative of the results to be expected for the full year. Certain financial information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The reader is referred to the audited financial statements and notes thereto for the period ended June 30, 2005, filed as part of the Company’s Amended No 5. to Form S-1.

2.	Nature of operations and summary of significant accounting policies

Nature of Operations

Key Hospitality Acquisition Corporation (the “Company”) was incorporated in Delaware on April 25, 2005 as a blank check company whose objective is to acquire through a merger, capital stock exchange, assets acquisition or other similar business combination, an unidentified operating business in the hospitality industry.

As of September 30, 2005, the Company had not yet commenced any operations. All activity from April 25, 2005 (inception) to September 30, 2005 relates to the Company’s formation and the proposed public offering described below. The Company has selected December 31 as its fiscal year-end.

The Company’s ability to commence operations is contingent upon obtaining adequate financial resources through a proposed public offering (“Proposed Offering”) which is described in Note 3. The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Proposed Offering, although substantially all of the net proceeds of this Proposed Offering are intended to be generally applied toward consummating a business combination with an operating company. As used herein, a “target business” shall include an operating business that provides services and a “business combination” shall mean the acquisition by the Company of such a target business.

The Company’s efforts in identifying a prospective target business will not be limited to a particular industry, although management intends to focus on an operating business in the hospitality industry. The Company believes that current and anticipated growth in hotels, gaming and hospitality services should create attractive opportunities with significant potential for capital appreciation.

KEY HOSPITALITY ACQUISITION CORPORATION
(a corporation in the development stage)

NOTES TO CONDENSED FINANCIAL STATEMENTS

2.	Nature of operations and summary of significant accounting policies (continued)

Common Stock

In August 2005, the Board of Directors of the Company approved a five-for-six reverse stock split to all shareholders of record on August 22, 2005. All transactions and disclosures in the financial statements, related to the Company’s common stock, have been adjusted to reflect the effects of the stock split.

Loss Per Common Share

Loss per common share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.	Proposed public offering

The Proposed Offering calls for the Company to offer for public sale up to 6,000,000 units (“Units”) at a maximum price of $8.00 per unit. Each Unit consists of one share of the Company’s common stock, $.001 par value, and one Redeemable common Stock Purchase Warrant (“Warrant”). Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $6.00 commencing the later of the completion of a business combination with a target business or one year from the effective date of the Proposed Offering and expiring four years from the date of the prospectus. An additional 900,000 units may be issued on exercise of a 45-day option granted to the underwriters to cover any over-allotments. The exercise price of these units is identical to those offered by the proposed offering.

4.	Notes payable, stockholders

The Company issued an aggregate of $145,000 in unsecured promissory notes to two stockholders on three separate dates May 2, 2005, May 27, 2005 and August 4, 2005. The notes bear no interest and will be paid following the consummation of the Proposed Offering from the net proceeds of such Proposed Offering. Due to the short-term nature of the notes, the fair value of the notes approximates their carrying amount.

KEY HOSPITALITY ACQUISITION CORPORATION
(a corporation in the development stage)

NOTES TO CONDENSED FINANCIAL STATEMENTS

5.	Commitments and contingencies

The Company has agreed to pay up to $7,500 a month in total for office space and general and administrative expenses to related entities of one stockholder. Upon completion of a business combination or liquidation, the Company will no longer be required to pay these monthly fees.

6.	Preferred stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences, as may be determined from time to time by the Board of Directors.

7.	Subsequent events

In October 2005, the Board of Directors of the Company approved a six-for-ten reverse stock split to all shareholders of record on October 12, 2005. All transactions and disclosures in the financial statements, relating to the Company’s common stock, have been adjusted to reflect the effects of the stock split.

In October 2005, the Company issued $6,000 in an unsecured promissory note to a stockholder. The note bears no interest and is payable on the earlier of October 18, 2006 or the consummation of the Company’s initial public offering of its securities.

The registration statement for the Company’s initial public offering was declared effective on October 20, 2005. The Company consummated two separate offerings on October 28, 2005 and then on November 16, 2005 and received cumulative net proceeds of approximately $47,921,000. The Company’s management has broad discretion with respect to the specific application of the net proceeds of this initial public offering, although substantially all of the net proceeds of this initial public offering are intended to be generally applied toward consummating a business combination with an operating company. As used herein, a “target business” shall include an operating business that provides services and a “business combination” shall mean the acquisition by the Company of such a target business.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Quarterly Report on Form 10-QSB includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,”  “should,”  “could,”  “would,”  “expect,”  “plan,”  “anticipate,”  “believe,”  “estimate,”  “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission filings. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report.

We were formed on April 25, 2005, to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business in the hospitality industry. Our initial business combination must be with a target business or businesses whose fair market value is at least equal to 80% of net assets at the time of such acquisition. We intend to utilize cash derived from the proceeds of our recently completed public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

For the three months ended September 30, 2005, we had a net loss of approximately $250, attributable to organization and formation expenses and expenses in connection with the initial public offering.

For the period from April 25, 2005 (inception) through September 30, 2005, we had a net loss of $2,327, attributable to organization and formation expenses and expenses in connection with the initial public offering.

On October 28, 2005, we consummated our initial public offering of 6,000,000 units. On November 16, 2005, we consummated the closing of an additional 450,000 units that were subject to the underwriters’ over-allotment option. Each unit consists of one share of common stock and one redeemable common stock purchase warrant. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $6.00.

Our net proceeds from the sale of the 6,450,000 units, after deducting certain offering expenses of approximately $1,117,000, including $600,000 evidencing the underwriters’ non-accountable expense allowance of 1.25% of the gross proceeds (excluding the proceeds from the underwriters’ over-allotment), and underwriting discounts of approximately $2,400,000, were approximately $47,897,000. Of this amount, $46,942,000 is being held in trust and the remaining $955,000 is being held outside of the trust. The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust fund to operate through October 28, 2007, assuming that a business combination is not consummated during that time. From October 28, 2005 through October 28, 2007, we anticipate approximately $300,000 of expenses for legal, accounting and other expenses attendant to the due diligence investigations, structuring and negotiating of a business combination, an aggregate of $180,000 for the administrative services and support payable to an affiliate of our president (a total of $7,500 per month for two years), $50,000 of expenses in legal and accounting fees relating to our SEC reporting obligations and $470,000 for general working capital that will be used for miscellaneous expenses, including approximately $120,000 for director and officer liability insurance premiums. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

1

Commencing on October 28, 2005 and ending upon the acquisition of a target business, we began incurring a fee of $7,500 per month for office space and certain other additional administrative services from Millennium 3 Capital, Inc., an affiliate of Udi Toledano, our president and member of the board. In addition, Messrs. Davidson and Toledano loaned us an aggregate of $145,000 to us for payment on our behalf of offering expenses. These loans were repaid following our initial public offering from the proceeds of the offering.

ITEM 3.	CONTROLS AND PROCEDURES

Our management carried out an evaluation, with the participation of our principal executive, financial, and accounting officers, of the effectiveness of our disclosure controls and procedures as of September 30, 2005. Based upon that evaluation, our chief executive officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

2

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There are no material legal proceedings pending against us.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 28, 2005, we consummated our initial public offering of 6,000,000 units. On November 16, 2005, we consummated the closing of an additional 450,000 units that were subject to the underwriters’ over-allotment option. Each unit consists of one share of common stock and one redeemable common stock purchase warrant. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $6.00. The 6,450,000 units were sold at an offering price of $8.00 per unit, generating total gross proceeds of $51,600,000. Maxim Group LLC acted as lead underwriter. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-125009). The Securities and Exchange Commission declared the registration statement effective on October 20, 2005.

We paid a total of $2,400,000 in underwriting discounts and commissions, and approximately $1,117,000 has been paid for costs and expenses related to the offering.

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $47,897,000, of which $46,943,000 was deposited into a trust fund and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5.	OTHER INFORMATION

Not Applicable.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.	Description of Exhibits

31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KEY HOSPITALITY ACQUISITION CORPORATION

Date: December 2, 2005	By:	/s/ Jeffrey S. Davidson
Jeffrey S. Davidson
Co-Chairman of the Board and Chief Executive Officer

4