Form 10KSB
period 2005-12-31
Key Hospitality Acquisition CORP
filed 2006-03-21
CIK 1326959

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005,

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 000-51545

KEY HOSPITALITY ACQUISITION CORPORATION
(Name of small business issuer in its charter)

Delaware	20-2742464
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

4 Becker Farm Road, Roseland, New Jersey 07068
(Address of principal executive offices)  (Zip Code)

(973) 992-3707
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
NONE

Securities registered pursuant to Section 12(g) of the Act:

Units, each consisting of on share of Common Stock, $0.001 par value and One Warrant
Common Stock, par value $0.001 per share
Warrant to purchase Common Stock

Indicate by checkmark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act: Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The Registrant’s revenues for the most recent fiscal year are $306,292.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common stock was sold, on the average bid and asked price of such common stock, as of December 31, 2005 was $0.00.

On December 31, 2005, 7,949,995 shares of the Registrant’s common stock, par value $0.001 per share, were outstanding.

(APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS IN THE PAST FIVE YEARS)

Check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

DOCUMENTS INCORPORATED BY REFERENCE

NONE

Transitional Small Business Disclosure Format: Yes ☐ No ☒

i

ii

PART I

Item 1.  Description of Business

General

We were incorporated in the State of Delaware on April 25, 2005, as a blank check company formed to serve as a vehicle to acquire, through a merger, capital stock exchange, asset acquisition or other similar business combination, an operating business in the hospitality industry and/or other related businesses. While we may seek to effect business combinations with more than one target business, our initial business combination must be with a target business in the hospitality industry and have a collective fair market value that is at least 80% of our net assets at the time of such acquisition. We have conducted extensive discussions with target businesses regarding potential business combinations. In connection with these discussions, we have performed due diligence and incurred consulting, legal, accounting and other costs. To date, however, we have not selected a target business with which to enter into a business combination.

A registration statement for our initial public offering was declared effective on October 20, 2005. On October 28, 2005, we consummated our initial public offering of 6,000,000 units. On November 16, 2005, we consummated the closing of an additional 450,000 units that were subject to the underwriter’s over-allotment option. Each unit consists of one share of common stock and one redeemable common stock purchase warrant. Each warrant entitles the holder to the purchase from us one share of our common stock at an exercise price of $6.00 per share. Our common stock and warrants started trading separately on January 18, 2006.

Our net proceeds from the sale of our units were approximately $47,897,000. Of this amount, $46,942,000 was deposited in trust and the remaining $955,000 was held outside of the trust. The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisition and continuing general and administrative expenses. We will use substantially all of the net proceeds of the initial public offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination.

We believe that the hospitality industry in the U.S. and internationally is an attractive area in which to seek a merger or acquisition, as well as to operate and grow a business. Although our acquisition strategy is not limited to one sector within the hospitality industry, we intend to focus on target businesses in the following sectors in both U.S. and international markets: hotels, condo-hotels/fractional time-shares/destination clubs, golf, spa and gaming and/or related amenity or service businesses.

Our strategy is to acquire small to medium sized business(es) and/or asset(s) that may have certain of the following characteristics:

•	Growth and/or development opportunities;
•	Repositioning and/or rebranding opportunities;
•	Select balance sheet turnaround situations; and
•	Brand strength and expansion potential.

Our management, board of directors and advisors have extensive experience in various sectors within the hospitality industry. Our team has worked for many of the largest hospitality management companies, hotel owners and venture capital firms with hospitality industry experience. In addition, we believe our expertise in consummating deals makes our team well-suited to effect a business combination in the hospitality industry. Collectively, we have more than 100 years experience in sourcing, negotiating and structuring transactions.

Hospitality Industry Ownership/Operator Segments

More specifically, we intend to focus on opportunities that fall into the following three major ownership/operator segments: asset owners, brand owners/operators and independent operators.

•
Asset Owners own direct (or, more typically, through holding entities, indirect) interests in actual real estate and related assets. Asset owners are typically private equity firms, private or public real estate investment trusts or companies, and individual investors whose primary business is to own real estate assets in various segments of the hospitality industry.

•
Brand Owners/Operators are owners, managers and/or franchisors of hotel brands. They typically manage the assets themselves for a fee, or franchise the assets to independent operators. Occasionally, like asset owners, brand owners own actual interests in the real estate and related assets.

•
Independent Operators typically combine the operations of both asset owners and brand owners/operators. They are companies that manage diverse assets under different brands, which they typically franchise. In some cases, they also own direct or indirect interests in actual real estate and related assets.

We have not prioritized such segments and do not currently have a preference as to into which segment we would prefer to consummate a business combination.

Hospitality Industry Overview

Over the past several years, the U.S. and international hospitality industry have rebounded from the September 11th attacks, a sluggish U.S. economy and uncertainty in the Middle East. We believe that this current growth creates attractive opportunities to effect one or more business combinations in the industry and to thereafter operate such businesses. Because our acquisition strategy does not limit us to any one specific sector of the hospitality industry, and are actively exploring all possible combinations across sectors which we have determined present attractive investment opportunities.

The Hotel Industry

Hotel assets can be generally subdivided into one of the categories listed below and may be owned on a stand-alone basis or as part of regional, national or international chains:

•
Luxury/Resort. Hotels that offer the highest quality services, combined with luxury amenities, such as concierge service, high quality restaurants and resort facilities. These facilities typically charge the highest room rates.

•
Full Service. Hotels that offer quality services combined with full service amenities, such as meeting facilities, food and beverage outlets, pool and exercise rooms and which often include spa or recreation facilities.

•
Limited Service. Hotels that have limited service combined with quality rooms but have minimal meeting facilities (if any), have limited food and beverage outlets; may have a pool and exercise facilities.

•
Extended Stay. Hotels that have limited services combined with larger rooms and suites with kitchens, limited meeting facilities (if any), typically serve breakfast only and may have a pool and exercise facilities. These hotels are designed for guests staying on average 3-4 nights or more and are mini-apartments.

•
Budget Hotels/Motels. Hotels that offer no services, combined with small rooms and very few facilities, such as food and beverage facilities, pools, exercise facilities or meeting rooms. These facilities typically charge the lowest room rates.

In addition to the segments set forth above, we are evaluating hybrid opportunities including: condo/hotel conversions, timeshare units and fractional destination clubs, either alone or in tandem with a hotel.

We believe that hotels are generally considered a hedge against inflation because room rates can be adjusted on a daily basis. In most other types of real estate asset classes, leases are typically fixed: 1-2 years in duration for residential, 3-5 years for office, and 5-20 years for retail. The hotel industry is continuing to show strong growth. According to Price Waterhouse Coopers data:

•	U.S. lodging industry ended 2005 with RevPAR growth of 8.4%, the highest since 1981;
•	Occupancy in 2005 reached 63.1%, the highest since 2000;
•	ADR increased by 5.3%;
•	Supply growth was 0.4%, the lowest since 2000; and
•	Demand grew by 3.3%.

According to the Hotel Research Group & PKF Consulting’s 2005 U.S. Lodging Industry Report, revenue growth in 2005 is expected to exceed 7.2%, to an average of approximately $44,000 per available room, a volume approximately equal to that last achieved in the year 2000. Accordingly, we believe that the hospitality industry is an attractive industry in which to make an acquisition and operate a target business.

Hospitality Amenities and Services

In addition to merger and acquisition opportunities in the hotel sector, we believe there are prospective acquisitions in the various hospitality amenity and related services sectors. These include, but are not limited to, those involving golf facilities, health clubs, spas and casinos. Compelling opportunities may exist in services related to the hospitality industry including, but not limited to, those involving management services, reservation services, maintenance services, security services, food and beverage-related services and hospitality-related technology services. In a study released by the International Spa Association, the U.S. spa industry generated an estimated $11.2 billion in revenue in 2003, up from $5 billion in 1999. Resort hotel spas accounted for 41% of 2003 total revenue, approximately $4.5 billion. In addition, there were:

•	12,100 (2004) vs. 5,300 (1999) spa locations in U.S;
•	Cumulative Growth rates in 2002 to 2004 of 26% overall, 44% in the resort/hotel sector; and
•	Annual rates in revenue since 2002 of about 6.5%.

The timeshare industry has also experienced dramatic growth. Resort Timesharing Worldwide has reported that the international timeshare industry reached $9.4 billion in sales in 2002 (up from $3.2 billion in 1990) with over 5,400 resorts in more than 100 countries, a growth rate of approximately 12% annually.

Effecting a business combination

General

We are not presently engaged in, and we may not engage in, any substantive commercial business for an indefinite period of time. We intend to utilize cash derived from the proceeds of the initial offering, our capital stock, debt or a combination of these in effecting a business combination. Although substantially all of the net proceeds of our initial public offering are intended to be generally applied toward effecting a business combination as described in this report, the proceeds have not otherwise been designated for any more specific purposes. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various Federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth. While we may seek to effect business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination with the proceeds of the initial public offering.

We have not identified a target business

We have conducted extensive discussions with target business regarding potential business combinations. In connection with these discussions, we have performed due diligence and incurred consulting, legal, accounting and other costs. To date, however, we have not selected a target business with which to enter into a business combination.

Subject to the limitations that a target business or businesses be within the hospitality industry and have a collective fair market value of at least 80% of our net assets at the time of the acquisition, as described below in more detail, we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. Accordingly, there is no basis for investors to evaluate the possible merits or risks of the target business with which we may ultimately complete a business combination. To the extent we effect a business combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Sources of target businesses

Target business candidates have and will be brought to our attention from various unaffiliated sources, including investment bankers, attorneys, accountants, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds, hotel brokers and other members of the financial community, who are aware that we are seeking a business combination partner. Our initial stockholders, officers and directors as well as their affiliates have also brought to our attention target business candidates.

Any finders or brokers that we use will be paid a fee only upon the consummation of a business combination with a target identified by such finder or broker. We expect that any such fees paid to such persons will be a percentage of the fair market value of the transaction, with the percentage to be determined on an arm’s length basis based on market conditions at the time we enter into an agreement with such finder or broker. While we do not presently anticipate engaging the services of non-professional or professional firms that specialize in business acquisitions on any formal basis, we may engage these firms in the future or we may be approached with proposals on an unsolicited basis, in which event we may pay a finder’s fee or other compensation equal to a percentage of the fair market value of the transaction as agreed upon at the time of such engagement or agreement with a party that brings us an unsolicited proposal, as the case may be. The terms of any such arrangements will be disclosed to our stockholders in the proxy materials we provide in connection with any proposed business combination. In no event, however, will we pay any of our existing officers, directors or stockholders or any entity with which they are affiliated any finder’s fee or other compensation for services rendered to us prior to or in connection with the consummation of a business combination. In addition, none of our officers, directors or initial stockholders will receive any finder’s fee, consulting fees or any similar fees or other compensation from any other person or entity in connection with any business combination other than any compensation or fees to be received for any services provided following such business combination.

Selection of a target business and structuring of a business combination

Subject to the requirement that our initial business combination must be with a target business or businesses in the hospitality industry and have a collective fair market value that is at least 80% of our net assets at the time of such acquisition, our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business. We have conducted specific research on the hospitality industry and have conducted research with respect to identifying the number and characteristics of potential acquisition candidates and the likelihood or probability of success of any proposed business combination. In evaluating a prospective target business, our management will consider, among other factors, the following:

•	financial condition and results of operations;

•	growth potential;

•	experience and skill of management and availability of additional personnel;

•	capital requirements;

•	competitive position and customer base;

•	barriers to entry into the hospitality industry;

•	stage of development of the products, processes or services;

•	degree of current or potential market acceptance of the products, processes or services;

•	proprietary features and degree of intellectual property or other protection of the products, processes or services;

•	regulatory environment of the industry; and

•	costs associated with effecting the business combination.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management, where applicable, and inspection of facilities, as well as review of financial, legal and other information which will be made available to us. We expect that our chief executive officer and president will allocate a significant amount of their time, as necessary, for meetings with management and/or other representatives of target business candidates, site visits, due diligence, interviews with incumbent management, negotiations and any other activities necessary to complete a business combination. We may also engage an independent third party consultant or expert to assist us in the due diligence process although we have not identified or engaged any such consultants or experts as of the date of this prospectus.

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination. However, we will not pay any finders or consulting fees to our officers, directors or initial stockholders, or any of their respective affiliates, for services rendered to or in connection with a business combination.

Fair market value of target business

The initial target business or businesses that we acquire must have a collective fair market value equal to at least 80% of our net assets at the time of such acquisition. There is no limitation on our ability to raise funds privately or through loans that would allow us to acquire a target business or businesses with a fair market value in an amount considerably greater than 80% of our net assets at the time of acquisition.

The fair market value of any such business or businesses will be determined by our board of directors and management based upon standards generally accepted by the financial community, such as actual and potential sales, earnings and cash flow and book value. In the event that we acquire assets, the fair market value of such assets will be determined by our management and board of directors based in large part upon an independent third party appraisal of such assets. If such assets include real property, only the value of the real property would be considered in our valuation analysis. Proposed construction costs or any other contingent costs or contemplated capital improvements would not be included in the valuation analysis. Additionally, if our board is not able to independently determine that the target business has a sufficient fair market value (for example, if the financial analysis is too complicated for our board of directors to perform on its own or if our board of directors determine that outside expertise is necessary or helpful in conducting such analysis), we will obtain an opinion from an unaffiliated, independent investment banking firm which is a member of the National Association of Securities Dealers, Inc. with respect to the satisfaction of such criteria. Since any opinion, if obtained, would merely state that fair market value meets the 80% of net assets threshold, it is not anticipated that copies of such opinion would be distributed to our initial stockholders, although copies will be provided to initial stockholders or potential investors that request it. If we do obtain such an opinion, we will provide details with respect to how such opinion may be obtained from us in the Current Report on Form 8-K which we file to disclose our entering into the acquisition agreement. We will not be required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target business has sufficient fair market value.

Lack of business diversification

While we may seek to effect business combinations with more than one target business, our initial business combination must be with one or more target businesses or assets whose fair market value, collectively, is at least equal to 80% of our net assets at the time of such acquisition, as discussed above. It is possible that we could acquire assets such as real property and build structures or acquire real property with existing structures. If we were to acquire real or other property instead of an operating business, we would most likely evaluate such acquisitions based on customary real estate valuation metrics, and such evaluation would include obtaining an appraisal from an independent real estate appraiser. In addition, if we were to acquire solely assets instead of an operating business, we would expect that our current management would be retained and/or new management may be hired. Consequently, we expect to have the ability to effect only a single business combination, although this may entail or simultaneous acquisitions of several operating businesses. We may not be able to acquire more than one target business because of various factors, including possible complex domestic or international accounting issues, which would include generating pro forma financial statements reflecting the operations of several target businesses as if they had been combined, and numerous logistical issues, which could include attempting to coordinate the timing of negotiations, proxy statement disclosure and other legal issues and closings with multiple target businesses. In addition, we would also be exposed to the risks that conditions to closings with respect to the acquisition of one or more of the target businesses would not be satisfied bringing the fair market value of the initial business combination below the required fair market value of 80% of net assets threshold. Accordingly, for an indefinite period of time, the prospects for our future viability may be entirely dependent upon the future performance of a single business. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:

•
subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination; and

•	result in our dependency upon the development or market acceptance of a single or limited number of products, processes or services or dependency on a limited customer base.

Limited ability to evaluate the target business management

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of the target business’ management will prove to be correct. In addition, we cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business cannot presently be stated with any certainty. Moreover, our current management will only be able to remain with the combined company after the consummation of a business combination if they are able to negotiate and agree to mutually acceptable employment terms as part of any such combination, which terms would be disclosed to stockholders in any proxy statement relating to such transaction. Any such negotiations may result in a conflict of interest. While it is possible that one or more of our directors will remain associated in some capacity with us following a business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to a business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Opportunity for stockholder approval of business combination

Prior to the completion of a business combination, we will submit the transaction to our stockholders for approval, even if the nature of the acquisition is such as would not ordinarily require stockholder approval under applicable state law. In connection with seeking stockholder approval of a business combination, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, which, among other matters, will include a description of the operations of the target business and audited historical financial statements of the business.

In connection with the vote required for any business combination, all of our initial stockholders, including all of our officers and directors, have agreed to vote their respective shares of common stock owned by them immediately prior to the initial public offering in accordance with the majority of the shares of common stock voted by the public stockholders. In addition, our initial stockholders have agreed to vote any shares of common stock acquired following the initial public offering in favor of the business combination submitted to our stockholders for approval. Accordingly, they will not be able to exercise conversion rights with respect to a potential business combination. We will proceed with the business combination only if a majority of the shares of common stock voted by the public stockholders are voted in favor of the business combination and public stockholders owning less than 20% of the shares sold in the initial public offering exercise their conversion rights.

Conversion rights

At the time we seek stockholder approval of any business combination, we will offer each public stockholder the right to have such stockholder’s shares of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. The actual per-share conversion price will be equal to the amount in the trust fund, inclusive of any interest (net of any taxes due on such interest, which taxes, if any, shall be paid from the trust fund, and calculated as of two business days prior to the consummation of the proposed business combination), divided by the number of shares sold in the initial public offering. Without taking into any account interest earned on the trust fund or taxes payable on such interest, the initial per-share conversion price would be $7.25, or $0.75 less than the per-unit offering price of $8.00. Because the initial per share conversion price is $7.25 per share (plus any interest net of taxes payable), which is lower than the $8.00 per unit price paid in the offering and, which may be lower then the market price of the common stock on the date of the conversion, there may be a disincentive on the part of public stockholders to exercise their conversion rights.

An eligible stockholder may request conversion at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against the business combination and the business combination is approved and completed. If a stockholder votes against the business combination but fails to properly exercise its conversion rights, such stockholder will not have its shares of common stock converted to its pro rata distribution of the trust fund. Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting. It is anticipated that the funds to be distributed to stockholders entitled to convert their shares who elect conversion will be distributed promptly after completion of a business combination. Public stockholders who convert their stock into their share of the trust fund still have the right to exercise the warrants that they received as part of the units. We will not complete any business combination if public stockholders, owning 20% or more of the shares sold in the initial public offering, exercise their conversion rights.

Liquidation if no business combination

If we do not complete a business combination within 18 months after October 28, 2005, the date we consummated our initial public offering, or within 24 months if the extension criteria described below have been satisfied, we will be dissolved and will distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount in the trust fund, inclusive of any interest (net of taxes payable), plus any remaining net assets. Our initial stockholders, including all of our officers and directors, have waived their rights to participate in any liquidation distribution with respect to shares of common stock owned by them immediately prior to the initial public offering. There will be no distribution from the trust fund with respect to our warrants, which will expire worthless.

If we were to expend all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust fund, and without taking into account interest, if any, earned on the trust fund (and any taxes payable thereon), the initial per-share liquidation price would be $7.25 or $0.75 less than the per-unit offering price of $8.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which could be prior to the claims of our public stockholders. Although we seek to have all vendors, prospective target businesses or other entities we engage execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they all will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust fund. If any third party refused to execute an agreement waiving such claims to the monies held in the trust account, we would perform an analysis of the alternatives available to us if we chose not to engage such third party and evaluate if such engagement would be in the best interest of our stockholders if such third party refused to waive such claims. Examples of possible instances where we may engage a third party that refused to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a provider of required services willing to provide the waiver. In any event, our management would perform an analysis of the alternatives available to it and would only enter into an agreement with a third party that did not execute a waiver if management believed that such third party’s engagement would be significantly more beneficial to us than any alternative. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason.

Messrs. Davidson and Toledano, severally, and pro rata in proportion to their stock ownership, have agreed pursuant to agreements with us and Maxim Group LLC that if we liquidate prior to the consummation of a business combination, they will be personally liable to pay debts and obligations to vendors that are owed money by us for services rendered or products sold to us in excess of the net proceeds of the initial public offering not held in the trust account. We cannot assure you, however, that they will be able to satisfy these obligations. Further, they will not be personally liable to pay debts and obligations to prospective target businesses if a business combination is not consummated with such prospective target businesses, or for claims from any other entity other than vendors and service providers in the ordinary course. Accordingly, we cannot assure you that the actual per-share liquidation price will not be less than $7.25, plus interest (net of taxes payable, which taxes, if any, shall be paid from the trust fund), due to claims of creditors.

If we enter into either a letter of intent, an agreement in principle or a definitive agreement to complete a business combination prior to April 27, 2007 (18 months after the consummation of our initial public offering), but are unable to complete the business combination within the 18-month period, then we will have an additional six months, until October 28, 2007, in which to complete the business combination contemplated by the letter of intent, agreement in principle or definitive agreement. If we are unable to do so by the expiration of the 24-month period from the consummation of our initial public offering, we will then liquidate. Upon notice from us, the trustee of the trust fund will commence liquidating the investments constituting the trust fund and will turn over the proceeds to our transfer agent for distribution to our public stockholders. We anticipate that our instruction to the trustee would be given promptly after the expiration of the applicable 18-month or 24-month period.

Our public stockholders shall be entitled to receive funds from the trust fund only in the event of our liquidation or if the stockholders seek to convert their respective shares into cash upon a business combination which the stockholder voted against and which is actually completed by us. In no other circumstances shall a stockholder have any right or interest of any kind to or in the trust fund.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous potential target businesses that we could acquire with the net proceeds of the initial public offering, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further:

•
our obligation to seek stockholder approval of a business combination or obtain the necessary financial information to be included in the proxy statement to be sent to stockholders in connection with such business combination may delay or prevent the completion of a transaction;

•	our obligation to convert into cash shares of common stock held by our public stockholders in certain instances may reduce the resources available to us for a business combination; and

•	our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that to the extent that our target business is a privately held entity, our status as a well-financed public entity and potential access to the United States public equity markets may give us a competitive advantage over entities having a similar business objective as ours in acquiring a target business with growth potential on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business in the hospitality industry. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Employees

We have three officers, all of whom are also members of our board of directors. These individuals are not obligated to contribute any specific number of hours per week and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on the availability of suitable target businesses to investigate. We do not intend to have any full time employees prior to the consummation of a business combination.

Risk Factors

Statements in this Annual Report under the captions “Business” and “Management’s Discussion and Analysis or Plan of Operation”, as well as oral statements that may be made by us or by our officers, directors or employees acting on our behalf, that are not historical fact constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to be materially different from the historical results or from any results expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the risk factors set forth below.

We do not intend to update any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

We are a development stage company with no operating history and, accordingly, you will not have any basis on which to evaluate our ability to achieve our business objective.

We are a recently incorporated development stage company with no operating results to date. Since we do not have an operating history, you will have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire an operating business in the hospitality industry. We will not generate any revenues until, at the earliest, after the consummation of a business combination.

If we are forced to liquidate before a business combination, our public stockholders will receive less than $8.00 per share upon distribution of the trust fund and our warrants will expire worthless.

If we are unable to complete a business combination and are forced to liquidate our assets, the per-share liquidation will be less than $8.00 because of the expenses of the initial public offering, our general and administrative expenses and the costs of seeking a business combination. Furthermore, there will be no distribution with respect to our outstanding warrants and, accordingly, the warrants will expire worthless if we liquidate before the completion of a business combination.

You will not be entitled to protections normally afforded to investors of blank check companies.

Since the net proceeds of the initial public offering are intended to be used to complete a business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, since we will have net tangible assets in excess of $5,000,000 upon the successful consummation of the initial public offering and will file a Current Report on Form 8-K with the U.S. Securities and Exchange Commission, which we refer to herein as the SEC, upon consummation of the initial public offering including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors of blank check companies such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Because we are not subject to Rule 419, our units will be immediately tradable and we have a longer period of time to complete a business combination in certain circumstances.

Because there are numerous companies with a business plan similar to ours seeking to effectuate a business combination, it may be more difficult for us to complete a business combination.

Based upon publicly available information, approximately 43 similarly structured blank check companies have completed initial public offerings since August 2003 and approximately 41 others have filed registration statements for initial public offerings. Of these companies, only four companies have consummated a business combination, while nine other companies have announced they have entered into a definitive agreement for a business combination, but have not consummated such business combination. Accordingly, there are approximately 39 blank check companies with more than $2.3 billion in trust, and maybe at least 40 additional blank check companies with more than $2.6 billion in trust that are seeking to carry out a business plan similar to our business plan. Furthermore, there are a number of additional offerings that are still in the registration process but have not completed initial public offerings and there are likely to be more blank check companies filing registration statements for initial public offerings after October 20, 2005, our effective date, and prior to our completion of a business combination. While some of those companies have specific industries that they must complete a business combination in, a number of them may consummate a business combination in any industry they choose. We may therefore be subject to competition from these and other companies (including large private equity and similar firms) seeking to consummate a business plan similar to ours which will, as a result, increase demand for privately-held companies to combine with companies structured similarly to ours. Further, the fact that only four of such companies have completed a business combination and nine of such companies have entered into a definitive agreement for a business combination may be an indication that there are only a limited number of attractive target businesses available to such entities or that many privately-held target businesses may not be inclined to enter into business combinations with publicly held blank check companies like us. We cannot assure you that we will be able to successfully compete for an attractive business combination. Additionally, because of this competition, we cannot assure you that we will be able to effectuate a business combination within the required time periods. If we are unable to find a suitable target business within such time periods, we will be forced to liquidate.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share liquidation price received by stockholders will be less than $7.25 per share.

Our placing of funds in trust may not protect those funds from third party claims against us. Although we have and will seek to have all vendors, prospective target businesses or other entities we engage execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust fund. If any third party refused to execute an agreement waiving such claims to the monies held in the trust account, we would perform an analysis of the alternatives available to us if we chose not to engage such third party and evaluate if such engagement would be in the best interest of our stockholders if such third party refused to waive such claims. Examples of possible instances where we may engage a third party that refused to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a provider of required services willing to provide the waiver. In any event, our management would perform an analysis of the alternatives available to it and would only enter into an agreement with a third party that did not execute a waiver if management believed that such third party’s engagement would be significantly more beneficial to us than any alternative. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Accordingly, the proceeds held in trust could be subject to claims which could take priority over the claims of our public stockholders and the per-share liquidation price could be less than $7.25, plus interest (net of any taxes due on such interest, which taxes, if any, shall be paid from the trust fund), due to claims of such creditors. If we are unable to complete a business combination and are forced to liquidate, Jeffrey S. Davidson, our chief executive officer and a member of our board of directors, and Udi Toledano, our president and a member of our board of directors, severally, in accordance with their respective beneficial ownership interests in us, are personally liable to ensure that the proceeds in the trust fund are not reduced by the claims of various vendors or other entities that are owed money by us for services rendered or products sold to us. However, we cannot assure you that they will be able to satisfy those obligations. Further, they will not be personally liable to pay debts and obligations to prospective target businesses if a business combination is not consummated with such prospective target businesses, or for claims from any other entity other than vendors. Accordingly, we cannot assure you that the actual per share liquidation price will not be less than $7.25 plus interest, due to claims of creditors.

Since we have not currently selected a prospective target business with which to complete a business combination, we are currently unable to ascertain the merits or risks of the target business’ operations.

Since we have not yet identified a prospective target business, there is no current basis for you to evaluate the possible merits or risks of the target business’ operations. To the extent we complete a business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable to investors than a direct investment, if an opportunity were available, in a target business.

We may issue shares of our capital stock to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

Our amended and restated certificate of incorporation authorizes the issuance of up to 50,000,000 shares of common stock, par value $.001 per share, and 1,000,000 shares of preferred stock, par value $.001 per share. After the initial public offering and the exercise of the underwriters’ over-allotment option), there were 34,400,000 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding warrants and the purchase option granted to Maxim Group LLC, the representative of the underwriters) and all of the 1,000,000 shares of preferred stock available for issuance. Although we have no commitments as of yet to issue our securities, we may issue a substantial number of additional shares of our common stock or preferred stock, or a combination of common and preferred stock, to complete a business combination. The issuance of additional shares of our common stock or any number of shares of our preferred stock:

•	may significantly reduce the equity interest of investors in the initial public offering;
•
will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely also result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our common stock.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our balance sheet and general financial condition.

Although we have no commitments to issue any notes or other debt securities, or to otherwise incur debt (including mortgage or other secured debt), we may choose to incur substantial debt to complete a business combination. The incurrence of debt could result in:

•	default and foreclosure on our assets if our operating cash flow after a business combination were insufficient to pay our debt obligations;
•
acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contained covenants that required the maintenance of certain financial ratios or reserves and any such covenant were breached without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security was payable on demand;
•	covenants that limit our ability to acquire capital assets or make additional acquisitions; and
•	our inability to obtain additional financing, if necessary, if the debt security contained covenants restricting our ability to obtain additional financing while such security was outstanding.

It is likely that some of our current officers and directors will resign upon consummation of a business combination and we will have only a limited ability to evaluate the management of the target business.

Our ability to effect a business combination will be totally dependent upon the efforts of our key personnel. The future role of our key personnel following a business combination, however, cannot presently be fully ascertained. Although we expect several of our management and other key personnel, particularly our chief executive officer and president, to remain associated with us following a business combination, we may employ other personnel following the business combination. Moreover, our current management will only be able to remain with the combined company after the consummation of a business combination if they are able to negotiate mutually agreeable employment terms as part of any such combination, which terms would be disclosed to stockholders in any proxy statement relating to such transaction. If we acquire a target business in an all-cash transaction, it would be more likely that current members of management would remain with the combined company if they chose to do so. If a business combination were to be structured as a merger whereby the stockholders of the target company were to control the combined company following a business combination, it may be less likely that our current management would remain with the combined company unless it was negotiated as part of the transaction via the acquisition agreement, an employment agreement or other arrangement. In making the determination as to whether current management should remain with us following the business combination, management will analyze the experience and skill set of the target business’ management and negotiate as part of the business combination that certain members of current management remain if it is believed that it is in the best interests of the combined company post-business combination. While we intend to closely scrutinize any additional individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company as well as United States securities laws which could cause us to have to expend time and resources helping them become familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

If our current management were to negotiate to be retained by our company following a business combination as a condition to any potential business combination, such negotiations may result in a conflict of interest.

Our current management will only be able to remain with the combined company after the consummation of a business combination if they are able to negotiate mutually agreeable employment terms as part of any such combination, which terms would be disclosed to stockholders in any proxy statement relating to such transaction. The financial interest of our officers and directors could influence their motivation in selecting a target business and thus, there may be a conflict of interest when determining whether a particular business combination is in the stockholders’ best interest.

Our officers and directors may allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This could have a negative impact on our ability to consummate a business combination.

Our officers and directors are not required to commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and other businesses. We do not intend to have any full time employees prior to the consummation of a business combination. All of our executive officers are engaged in several other business endeavors and are not obligated to contribute any specific number of hours per week to our affairs. If our executive officers’ other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate a business combination.

Our officers and directors may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by us and accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Our officers and directors may in the future become affiliated with entities, including other “blank check” companies, engaged in business activities similar to those intended to be conducted by us. Additionally, our officers and directors may become aware of business opportunities which may be appropriate for presentation to us as well as the other entities with which they are or may be affiliated. Further, certain of our officers and directors are currently involved in other businesses that are similar to the business activities that we intend to conduct following a business combination. Due to these existing affiliations, they may have fiduciary or contractual obligations to present potential business opportunities to those entities prior to presenting them to us which could cause additional conflicts of interest. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Certain of our officers and directors are currently affiliated with entities engaged in business activities similar to those intended to be conducted by us and accordingly, may have conflicts of interest in determining which entity a particular business opportunity should be presented to.

Certain of our officers and directors are currently involved in other businesses that are similar to the business activities that we intend to conduct following a business combination. Due to these existing affiliations, they have prior fiduciary obligations to present potential business opportunities to those entities prior to presenting them to us which could cause additional conflicts of interest. Accordingly, they have conflicts of interest in determining to which entity a particular business opportunity should be presented. We cannot assure you that these conflicts will be resolved in our favor.

If we seek to effect a business combination with an entity that is directly or indirectly affiliated with one or more of our initial stockholders, conflicts of interest could arise.

Our initial stockholders either currently have or may in the future have affiliations with companies in the hospitality and related industries. Although we have no current plans to do so, if we were to seek a business combination with a target business with which one or more of our initial stockholders may be affiliated, conflicts of interest could arise in connection with negotiating the terms of and completing the business combination. Conflicts that may arise may not be resolved in our favor.

All of our officers and directors own shares of our common stock which will not participate in liquidation distributions and therefore they may have a conflict of interest in determining whether a particular target business is appropriate for a business combination.

All of our officers and directors own shares of stock in our company which were issued prior to the initial public offering, but have waived their right to receive distributions with respect to those shares upon our liquidation. Additionally, all of our officers and directors purchased warrants in the open market following the initial public offering. The shares and warrants owned by our officers and directors and their affiliates will be worthless if we do not consummate a business combination. The personal and financial interests of our directors may influence their motivation in identifying and selecting a target business and completing a business combination timely. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

Our initial stockholders will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount in the trust fund unless the business combination is consummated and therefore they may have a conflict of interest in determining whether a particular target business is appropriate for a business combination and in the public stockholders’ best interest.

Our initial stockholders, including all of our officers and directors, will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount in the trust fund unless the business combination is consummated. In such event, our initial stockholders may, as part of any such combination, negotiate the repayment of some or all of any such expenses, without interest or other compensation, which if not agreed to by the target business’ owners, could cause our management to view such potential business combination unfavorably, thereby resulting in a conflict of interest. The financial interest of our officers and directors could influence their motivation in selecting a target business and thus, there may be a conflict of interest when determining whether a particular business combination is in the stockholders’ best interest. We note, however, that such expenses are likely to be insignificant compared to the value of the shares of common stock purchased by the initial stockholders for an aggregate purchase price of $25,000, or the nominal amount of $.017 per share.

If our common stock becomes subject to the SEC’s penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.

If at any time we have net tangible assets of $5,000,000 or less and our common stock has a market price per share of less than $5.00, transactions in our common stock may be subject to the “penny stock” rules promulgated under the Securities Exchange Act of 1934. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

•	make a special written suitability determination for the purchaser;
•	receive the purchaser’s written agreement to a transaction prior to sale;
•
provide the purchaser with risk disclosure documents which identify certain risks associated with investing in “penny stocks” and which describe the market for these “penny stocks” as well as a purchaser’s legal remedies; and

•
obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a “penny stock” can be completed.

If our common stock becomes subject to these rules, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected. As a result, the market price of our securities may be depressed, and you may find it more difficult to sell our securities.

It is probable that we will only be able to complete one business combination with the proceeds of the initial public offering, which will cause us to be solely dependent on a single business and a limited number of products or services.

The net proceeds from the initial public offering provided us with approximately $47,897,000 which we may use to complete a business combination. Our initial business combination must be with a business or businesses with a collective fair market value of at least 80% of our net assets at the time of such acquisition. We may further seek to acquire a target business that has a fair market value significantly in excess of 80% of our net assets. Although we have not engaged or retained, or entered into any agreements with, any third party regarding any such potential financing transactions, we could seek to fund such a business combination by raising additional funds through the sale of our securities or through loan arrangements. However, if we were to seek such additional funds, any such arrangement would only be consummated simultaneously with our consummation of a business combination.

We may not be able to acquire more than one target business because of various factors, including possible complex domestic or international accounting issues, which would include generating pro forma financial statements reflecting the operations of several target businesses as if they had been combined, and numerous logistical issues, which could include attempting to coordinate the timing of negotiations, proxy statement disclosure and closings with multiple target businesses. In addition, we would also be exposed to the risks that conditions to closings with respect to the acquisition of one or more of the target businesses would not be satisfied bringing the fair market value of the initial business combination below the required fair market value of 80% of net assets threshold. Consequently, it is probable that, unless the purchase price consists substantially of our equity, we will have the ability to complete only the initial business combination with the proceeds of the initial public offering. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business; or
•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

In this case, we will not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry.

Because of our limited resources and the significant competition for business combination opportunities, we may not be able to consummate an attractive business combination.

We have encountered and expect to encounter intense competition from other entities having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire with the net proceeds of the initial public offering, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Further, the obligation we have to seek stockholder approval of a business combination may delay the consummation of a transaction, and our obligation to convert into cash the shares of common stock held by public stockholders in certain instances may reduce the resources available for a business combination. Additionally, our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure the transaction or abandon a particular business combination.

Although we believe that the net proceeds of the initial public offering are sufficient to allow us to consummate a business combination, we cannot currently ascertain the capital requirements for any particular transaction. If the net proceeds of the initial public offering prove to be insufficient, either because of the size of the business combination or the depletion of the available net proceeds in search of a target business, or because we become obligated to convert into cash a significant number of shares from dissenting stockholders, we will be required to seek additional financing. We cannot assure you that such financing would be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, it is possible, as is common in acquisitions of hospitality assets or companies, that we could use a portion of the funds not in the trust account to make a deposit, down payment or fund a “no-shop” provision with respect to a proposed business combination. In the event that we were ultimately required to forfeit such funds (whether as a result of our breach of the agreement relating to such payment or otherwise), we may not have a sufficient amount of working capital available outside of the trust account to conduct due diligence and pay other expenses related to finding a suitable business combination without securing additional financing. In such a case, if we were ultimately required to forfeit such funds and were unable to secure additional financing (which could be provided by our initial stockholders, though they are under no obligation to do so), we would most likely fail to consummate a business combination in the allotted time and would be forced to liquidate, resulting in a loss of a portion of your investment. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

Our outstanding warrants may have an adverse effect on the market price of common stock and make it more difficult to effect a business combination.

In connection with the initial public offering, as part of the units, we issued warrants to purchase 6,450,000 shares of common stock. We also issued an option to purchase 300,000 units to the representative of the underwriters which, if exercised, will result in the issuance of an additional 300,000 warrants. To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of substantial numbers of additional shares upon exercise of these warrants could make us a less attractive acquisition vehicle in the eyes of a target business as such securities, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares issued to complete the business combination. Accordingly, our warrants may make it more difficult to effectuate a business combination or increase the cost of the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants could have an adverse effect on the market price for our securities or on our ability to obtain future public financing. If and to the extent these warrants are exercised, you may experience dilution to your holdings.

If our initial stockholders exercise their registration rights, it may have an adverse effect on the market price our common stock and the existence of these rights may make it more difficult to effect a business combination.

Our initial stockholders are entitled to demand that we register the resale of their shares of common stock at any time after the date on which their shares are released from escrow, which, except in limited circumstances, will not be before October 20, 2008. If our initial stockholders exercise their registration rights with respect to all of their shares of common stock, then there will be an additional 1,499,995 shares of common stock eligible for trading in the public market. The presence of this additional number of shares of common stock eligible for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of the target business, as the stockholders of the target business may be discouraged from entering into a business combination with us or request a higher price for their securities as a result of these registration rights and the potential future effect their exercise may have on the trading market for our common stock.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

If we are deemed to be an investment company under the Investment Company Act of 1940, our activities may be restricted, including:

•	restrictions on the nature of our investments; and
•	restrictions on the issuance of securities, which may make it difficult for us to complete a business combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;
•	adoption of a specific form of corporate structure; and
•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act of 1940. To this end, the proceeds held in trust may only be invested by the trust agent only in Treasury Bills issued by the United States with maturity dates of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act of 1940. If we were deemed to be subject to the act, compliance with these additional regulatory burdens would require additional expense that we have not allotted for.

Because we may be deemed to have no “independent” directors, actions taken and expenses incurred by our officers and directors on our behalf will generally not be subject to “independent” review.

Each of our directors owns shares of our common stock and, although no compensation will be paid to them for services rendered prior to or in connection with a business combination, they may receive reimbursement for out-of-pocket expenses incurred by them in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. Because none of our directors may be deemed “independent,” we will generally not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement. Although we believe that all actions taken by our directors on our behalf will be in our best interests, we cannot assure you that this will be the case. If actions are taken, or expenses are incurred that are not in our best interests, it could have a material adverse effect on our business and operations and the price of our stock held by the public stockholders.

The inability of the sellers of companies we may acquire to fulfill their indemnification obligations to us under our acquisition agreements could increase our liabilities and adversely affect our results of operations and financial position.

We intend to negotiate as a term in our acquisition agreements that the respective sellers will agree to retain responsibility for and indemnify us against damages resulting from certain third-party claims or other liabilities. However, there may be instances in which we determine to ultimately enter into an acquisition agreement without such seller indemnification obligations, such as in purchases of assets out of bankruptcy or purchases of certain hospitality-related assets. The lack of seller indemnification obligations or the failure of any seller to satisfy its obligations with respect to claims and retained liabilities covered by the acquisition agreements could have an adverse effect on our results of operations and financial position because claimants may successfully assert that we are liable for those claims and/or retained liabilities. In addition, we expect that certain obligations of the sellers to indemnify us will terminate upon expiration of the applicable indemnification period and will not cover damages in excess of the applicable coverage limit. The assertion of third-party claims after the expiration of the applicable indemnification period or in excess of the applicable coverage limit, or the failure of any seller to satisfy its indemnification obligations with respect to breaches of its representations and warranties, could have an adverse effect on our results of operations and financial position.

Risks Related to the Hospitality and Related Industries

We will be subject to all the operating risks common to the hospitality industry.

Operating risks common to the hospitality industry include:

•
changes in general economic conditions, including the timing and robustness of the apparent recovery in the United States from the recent economic downturn and the prospects for improved performance in other parts of the world;

•	consumers’ fears of exposures to contagious diseases or the occurrence of natural disasters;
•	consumer reluctance to spend on luxury items;
•	decreases in the demand for transient rooms and related lodging services, including a reduction in business and vacation travel as a result of general economic conditions;
•	cyclical over-building in the hotel and vacation ownership industries;
•	restrictive changes in zoning and similar land use laws and regulations or in health, safety and environmental laws, rules and regulations and other governmental and regulatory action;
•
changes in operating costs including, but not limited to, energy, labor costs (including the impact of unionization), workers’ compensation and health-care related costs, insurance and unanticipated costs such as acts of nature and their consequences; and

•	disputes with owners of properties and franchisees which may result in litigation;

The hospitality industry is highly competitive, both for acquisitions of new hotels and other properties, for related amenity and service companies and for customers.

We will be competing for hotel and related property or business acquisition opportunities with others who have substantially greater financial resources than we do. These competitors may be prepared to accept a higher level of financial risk than we can prudently manage. This competition may have the effect of reducing the number of suitable investment opportunities offered to us and increasing our acquisition costs by enhancing the bargaining power of property owners seeking to sell or to enter into management agreements. Competitive factors in the hospitality industry include convenience of location, the quality of the property, room rates, the range and quality of food services and amenities offered and name recognition. Demographic, geographic or other changes in one or more markets of our target business could impact the convenience or desirability of its hotels, amenities or services and so could adversely affect their operations. Also, new or existing competitors could significantly lower rates or offer greater conveniences, services or amenities, or significantly expand, improve or introduce new facilities in the markets in which our target business’ hotels compete.

We may be subject to risks relating to real estate investments.

We could be subject to the risks that generally relate to investments in real property because we may enter into a business combination with a target business that owns and leases hotels, resorts and other properties. The investment returns available from equity investments in real estate depend in large part on the amount of income earned and capital appreciation generated by the related properties, and the expenses incurred. In addition, a variety of other factors affect income from properties and real estate values, including governmental regulations, real estate, insurance, zoning, tax and eminent domain laws, interest rate levels and the availability of financing. For example, new or existing real estate zoning or tax laws can make it more expensive and/or time-consuming to develop real property or expand, modify or renovate hotels. When interest rates increase, the cost of acquiring, developing, expanding or renovating real property increases and real property values may decrease as the number of potential buyers decreases. Similarly, as financing becomes less available, it becomes more difficult both to acquire and to sell real property. Finally, under eminent domain laws, governments can take real property. Sometimes this taking is for less compensation than the owner believes the property is worth. Any of these factors could have a material adverse impact on our results of operations or financial condition. In addition, if our properties do not generate revenue sufficient to meet operating expenses, including debt service and capital expenditures, our income will be adversely affected.

Our operations could be negatively affected if we are unable to manage the timing, budgeting and other risks associated with hotel, resort or golf course development or conversion of properties.

Our target business may develop hotel, resort or golf course properties or convert properties to different uses, as suitable opportunities arise, taking into consideration the general economic climate. New project development and conversion of properties have a number of risks, including risks associated with:

•	construction delays or cost overruns that may increase project costs;
•	receipt of zoning, occupancy and other required governmental permits and authorizations;
•	environmental issues with respect to development or conversion of properties such as golf courses;
•	development costs incurred for projects that are not pursued to completion;
•	so-called acts of God such as earthquakes, hurricanes, floods or fires that could adversely impact a project;
•	defects in design or construction that may result in additional costs to remedy or require all or a portion of a property to be closed during the period required to rectify the situation; and
•	governmental restrictions on the nature or size of a project or timing of completion.

We cannot assure you that any development project will be completed on time or within budget.

If we acquire a target business in the gaming industry and are unable to comply with governmental regulations affecting the gaming industry, it could negatively affect our operations.

We may acquire a target business in an industry related to hospitality such as the gaming industry. The gaming industry is highly regulated, and we would need to maintain licenses and pay gaming taxes to conduct such operations. Casinos are subject to extensive regulation under the laws, rules and regulations of the jurisdiction where they are located. These laws, rules and regulations generally concern the responsibility, financial stability and character of the owners, managers, and persons with financial interests in the gaming operations. Violations of laws in one jurisdiction could result in disciplinary action in other jurisdictions.

In addition to gaming regulations, our businesses may be subject to various federal, state and local laws and regulations. These laws and regulations include, but are not limited to, restrictions and conditions concerning treasury regulations, environmental matters and taxation. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. Material changes, new laws or regulations or material difference in interpretations by courts or governmental authorities could adversely affect our operating results.

Our financial condition could be negatively affected if we fail to maintain satisfactory labor relations.

There will be costs associated with operations which are staffed by organized labor. Because of the higher labor costs and the increased risk of strikes and other work-related stoppages that may be associated with union or other organized operations in the hospitality sector, non-unionized competitors may have a competitive advantage in areas where they compete with unionized operations. To the extent we acquire non-union operations which subsequently become unionized, we could incur an increased risk of work stoppages, reduced productivity and higher labor costs. Work stoppages or strikes could adversely affect our operations or increase our costs.

We will be subject to the risks associated with trends in consumer and business travel.

If we affect a business combination in the hospitality industry, we will likely rely in large part on trends in U.S. and international business and consumer travel. Travel is highly sensitive to business and personal discretionary spending levels and tends to decline during general economic downturns. In addition, other adverse trends or events that tend to reduce travel could reduce our revenues or otherwise negatively affect our results of operations. These may include:

•	price escalation in the airline industry or other travel-related industries due to increased fuel costs or other factors;
•	occurrence of travel-related accidents and concerns about passenger convenience and safety;
•	advances in business technology and communication, such as videoconferencing and online teleconferencing;
•	health-related fears; and
•	bad weather.

Acts of terrorism and war could have an adverse effect on our target industry, which in turn could adversely affect our business.

The hospitality industry is sensitive to safety and security concerns, and thus declines after occurrences of and fears of future incidents of terrorism and hostilities that affect the safety, security and confidence of travelers and users of hotels and related amenities and services. For example, the start of the war in Iraq in March 2003 and the terrorist attacks of September 11, 2001, which included attacks on the World Trade Center and the Pentagon using hijacked commercial aircraft, resulted in the cancellation of a significant number of flights and travel bookings and a decrease in new travel bookings. Our future revenues and results of operations may be reduced or otherwise negatively affected by similar and/or other acts of terrorism or war. The effects of these events could include, among other things, a protracted decrease in demand for air travel due to fears regarding additional acts of terrorism, military and governmental responses to acts of terrorism and a perceived inconvenience in traveling by air and increased costs and reduced operations by airlines due, in part, to new safety and security directives adopted by the Federal Aviation Administration or other governmental agencies all of which, among other possibilities, could affect the hospitality industry. In addition, we cannot assure you that we will be able to insure against the risk associated with acts of terrorism.

Since we may acquire a company located outside of the United States, we may be subject to various risks of the foreign jurisdiction in which we ultimately operate.

If we acquire a company that has operations outside the United States, we will be exposed to risks that could negatively impact our future revenues or results of operations following a business combination. Additionally, if the acquired company is in a developing country or a country that is not fully market-oriented, our operations may not develop in the same way or at the same rate as might be expected in the United States or another country with an economy similar to the market-oriented economies of member countries of the Organization for Economic Cooperation and Development, or OECD. The OECD is an international organization helping governments tackle the economic, social and governance challenges of a globalized economy. The additional risks we may be exposed to in these cases include but are not limited to:

•	tariffs and trade barriers;
•	regulations related to customs and import/export matters;
•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;
•	cultural and language differences;
•	an inadequate banking system;

•	restrictions on the repatriation of profits or payment of dividends;
•	accounting issues, such as reconciling foreign accounting rules with US generally accepted accounting principles;
•	nationalization or expropriation of property;
•	law enforcement authorities and courts that are inexperienced in commercial matters; and
•	deterioration of political relations with the United States.

Foreign currency fluctuations could adversely affect our business and financial results.

We may do business and generate revenue in other countries. Foreign currency fluctuations may affect the costs that we incur in our operations. Some or all of our operating expenses may be incurred in non-U.S. dollar currencies. The appreciation of non-U.S. dollar currencies in those countries where we have operations against the U.S. dollar would increase our cost of doing business and could hurt our results of operations and financial condition.

Exchange controls and withholding taxes may restrict our ability to utilize our cash flow.

If we acquire a company that has operations outside the United States, we may be subject to existing or future rules and regulations on currency conversion or corporate withholding taxes on dividends which may affect our ability to utilize our cash flow effectively, repatriate profits or pay dividends.

Item 2.  Description of Property.

We maintain our executive offices at 4 Becker Farm Road, Roseland, New Jersey 07068. The cost for this space is included in the $7,500 per-month of our expenses for general and administrative services which is paid to Millennium 3 Capital, Inc., an affiliate of Udi Toledano, our president and a member of our board of directors. We consider our current office space adequate for our current operations.

Item 3.  Legal Proceedings.

To the knowledge of management, there if no litigation currently pending or contemplated against us or any of our officers or directors in their capacity as such.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 2005.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Our common stock and warrants started trading separately as of January 18, 2006. Each of our units consists of one share of our common stock and one redeemable common stock purchase warrant and trades on the OTC Bulletin Board under the symbol “KHPAU”. Our common stock and warrants trade on the OTC Bulletin Board under the symbols “KHPA” and “KHPAW”, respectively. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $6.00 commencing the later of the completion of a business combination with a target business or October 20, 2006. Our warrants will expire at 5:00 p.m., New York City time, on October 19, 2009, or earlier upon redemption.

The following table sets forth, for the calendar quarter indicated, the quarterly high and low closing bid prices of our units as reported on the OTC Bulletin Board since our units commenced public trading on October 21, 2005. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

	OTC Bulletin Board
	Common Stock		Warrants		Units
	High	Low	High	Low	High	Low
2005 Fourth Quarter	-	-	-	-	7.95	7.40

Holders

As of February 17, 2006, there were 230 holders of record of our units, 32 holders of record of our common stock and 50 holders of record of our warrants.

Dividends

We have not paid any dividends on our common stock to date and do not intend to pay dividends prior to the completion of a business combination. The payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

(a) During the past three years, we sold the following shares of common stock without registration under the Securities Act:

On April 27, 2005, we issued an aggregate of 3,000,000 shares of our common stock to the individuals set forth below for $25,000 in cash, at an average purchase price of approximately $0.0083 per share, as follows:

Name	Number of Shares	Relationship to Us
Jeffrey S. Davidson	1,197,500	Co-Chairman, Chief Executive Officer and Stockholder
Udi Toledano	500,000	Director, President and Stockholder
Janet Toledano	300,000	Stockholder
Trust F/B/O Alexander & Anna Toledano DTD 9/2/93	160,000	Stockholder
W. Thomas Parrington	150,000	Co-Chairman and Stockholder
Glyn F. Aeppel	150,000	Director, Secretary and Stockholder
Stephen B. Siegel	150,000	Director and Stockholder
Robert and Laurie Chefitz	150,000	Advisor and Stockholder
Dr. Michael J. Signorelli	100,000	Advisor and Stockholder
Burton Koffman	80,000	Advisor and Stockholder
Rick Davidson	62,500	Stockholder

Such shares were issued on April 27, 2005, in connection with our organization pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as they were sold to sophisticated, wealthy individuals. The shares issued to the individuals and entities above were sold for an aggregate offering price of $25,000 at an average purchase price of approximately $0.0083 per share. No underwriting discounts or commissions were paid with respect to such sales.

On August 22, 2005, we effected a five-for-six reverse stock split, effectively raising the purchase price to $0.01 per share.  The sole purpose for such reverse stock split authorized by the board of directors was to maintain the existing stockholders’ collective ownership at 20% of our issued and outstanding shares of common stock immediately after the offering.

On October 12, 2005, we effected a six-for-ten reverse stock split, effectively raising the purchase price to $0.0167 per share. The sole purpose for such reverse stock split authorized by the board of directors was to maintain the existing stockholders’ collective ownership at 20% of our issued and outstanding shares of common stock immediately after the offering.

Use of Proceeds from our Initial Public Offering

On October 28, 2005, we consummated our initial public offering of 6,000,000 units. On November 16, 2005, we consummated the closing of an additional 450,000 units that were subject to the underwriters’ over-allotment option. Each unit consists of one share of common stock and one redeemable common stock purchase warrant. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $6.00. The 6,450,000 units were sold at an offering price of $8.00 per unit, generating total gross proceeds of $51,600,000. The managing underwriter in the offering was Maxim Group LLC. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-125009). The Securities and Exchange Commission declared the registration statement effective on October 20, 2005.

Our net proceeds from the sale of our units, after deducting certain offering expenses of approximately $1,117,000, including $600,000 evidencing the underwriters’ non-accountable expense allowance of 1.25% of the gross proceeds (excluding the proceeds from the underwriters’ over-allotment), and underwriting discounts of approximately $2,400,000, were approximately $47,897,000. Of this amount, $46,942,000 was placed in trust and the remaining $955,000 was held outside of the trust. The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of the initial public offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. Through December 31, 2005, we have used $20,133 of the net proceeds that were not deposited into the trust fund to pay general and administrative expenses. The net proceeds deposited into the trust fund remain on deposit in the trust fund and have earned $303,215 in interest through December 31, 2005.

Item 6.  Management’s Discussion and Analysis or Plan of Operation

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

For the period from April 25, 2005 (inception) through December 31, 2005, we had net income of $127,442, attributable to interest income less organization and formation expenses, operating expenses, income taxes and expenses in connection with the initial public offering.

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

Our net proceeds from the sale of the 6,450,000 units, after deducting certain offering expenses of approximately $1,117,000, including $600,000 evidencing the underwriters’ non-accountable expense allowance of 1.25% of the gross proceeds (excluding the proceeds from the underwriters’ over-allotment), and underwriting discounts of approximately $2,400,000, were approximately $47,897,000. Of this amount, $46,942,000 is being held in trust and the remaining $955,000 is being held outside of the trust. The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of the initial public offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we have sufficient available funds outside of the trust fund to operate through October 28, 2007, assuming that a business combination is not consummated during that time. From October 28, 2005 through October 28, 2007, we anticipate approximately $300,000 of expenses for legal, accounting and other expenses attendant to the due diligence investigations, structuring and negotiating of a business combination, an aggregate of $180,000 for the administrative services and support payable to an affiliate of our president (a total of $7,500 per month for two years), $50,000 of expenses in legal and accounting fees relating to our SEC reporting obligations, and $470,000 for general working capital that will be used for miscellaneous expenses and reserves, including approximately $120,000 for director and officer liability insurance premiums. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

Commencing on October 28, 2005 and ending upon the acquisition of a target business, we began incurring a fee of $7,500 per month for office space and certain other additional administrative services from Millennium 3 Capital, Inc., an affiliate of Udi Toledano, our president and member of the board. In addition, Messrs. Davidson and Toledano loaned us an aggregate of $145,000 for payment, on our behalf, of offering expenses. These loans were repaid following our initial public offering from the proceeds of the offering.

Item 7.  Financial Statements.

Reference is made to our financial statements beginning on page F-1 of this report.

Item 8.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A.  Controls and Procedures.

Our management carried out an evaluation, with the participation of our principal executive, financial, and accounting officers, of the effectiveness of our disclosure controls and procedures as of December 31, 2005. Based upon that evaluation, our Chief Executive Officer and President concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.  Other Information.

None.

PART III

Item 9.    Directors and Executive Officers of the Registrant.

Our current directors and executive officers are as follows:

Name	Age	Position
W. Thomas Parrington	60	Co-Chairman
Jeffrey S. Davidson	46	Co-Chairman and Chief Executive Officer
Udi Toledano	55	Director and President
Stephen B. Siegel	61	Director
Glyn F. Aeppel	46	Director and Secretary

W. Thomas Parrington has been co-chairman of our board of directors since our inception. Mr. Parrington has been involved in the lodging industry for over 30 years. From May 2003 until September 2005, Mr. Parrington served in senior executive capacities at Lodgian, Inc. (AMEX:LGN), one of the largest independent owners and operators of full-service hotels in the United States. From November 2002 until September 2005 he served as director of the company. From May until June 2003, Mr. Parrington served as interim chief executive officer of Lodgian, and then served as president and chief executive officer until July 2005, when he relinquished the position of president. He resigned as chief executive officer and director of Lodgian on September 12, 2005 as part of a planned transition. Lodgian currently owns and manages a portfolio in excess of 70 hotels with over 13,000 rooms located throughout the United States and Canada and generated in excess of $300 million in revenue for fiscal 2005. Lodgian manages hotels with nationally recognized hospitality brands from companies such as Intercontinental Hotels Group, Marriot and Hilton. From January 1999 until May 2003, Mr. Parrington focused on real estate investments (primarily hotels) and hotel consulting. During such time, he was not associated with any particular entity. From June 1981 until December 1998, Mr. Parrington was employed by Interstate Hotels a publicly traded NYSE company that merged with Patriot American/Wyndham Hotels in June 1998, where he ultimately served as president and chief executive officer. During his 17-year tenure with Interstate, Mr. Parrington also served as chief financial officer and chief operating officer. Mr. Parrington received a bachelor’s degree in business administration from Georgetown University.

Jeffrey S. Davidson has been our chief executive officer and co-chairman of our board of directors since our inception. From January 2003 until March 2005, Mr. Davidson served as chief executive officer and director of Orange Hospitality Inc., a real estate investment trust, and has served as a principal and managing director of Coqui Capital Partners since 2000. Coqui Capital Partners is a Small Business Investment Company (SBIC) venture capital fund. As managing director of Coqui Capital Partners, Mr. Davidson has invested in various early stage companies, including real estate related opportunities. From 1997 through 1999, Mr. Davidson was a private investor and was not associated with any particular entity. From 1991 until 1997, Mr. Davidson was the chief executive officer and president of Magic Cinemas, LLC, a chain of motion pictures theaters with approximately $30 million of annual revenue. At Magic Cinemas, he developed over $100 million of real estate and was responsible for over 200 employees. In May 1997, he successfully negotiated the sale of the company to Regal Cinemas, Inc. From 1987 to 1991, Mr. Davidson founded and served as president of Mary Beth Associates, Inc., a $10 million chain of Taco Bell restaurants, where he was also responsible for establishing sales/marketing strategies and developing operating infrastructure. From 1984 to 1987, Mr. Davidson was the national sales manager of Grants Broadcasting, WGBS-TV, which was an owner and operator of independent television stations in Philadelphia, Miami and Chicago. Mr. Davidson received his undergraduate degree from Ohio University, where he received a BSJ in Journalism.

Udi Toledano has been our president and a member of our board of directors since our inception. Since January 2000, he has managed Millennium 3 Opportunity Fund, a venture capital fund, and since 1999, he has been the president of Millennium 3 Capital, Inc., a private investment company. From December 1993 until December 1999, Mr. Toledano was the president of Andromeda Enterprises, Inc., a private investment company. From 1983 to 1993, Mr. Toledano was the president of CR Capital Inc., where he made investments and completed financings in excess of $500 million in real estate, hotels, and in the shipping industry. Mr. Toledano was a partner in several hotel ventures, including as a co-developer of Hotel Nikko at Beverly Hills (now Le Meridien at Beverly Hills), a 304-room luxury hotel which opened in December 1991. Since 1994, Mr. Toledano has been a director of Universal Stainless & Alloy Products Inc. (NMS:USAP), a public company with year 2005 revenue of $170 million. Mr. Toledano has served on boards of both public and private companies in various fields, including technology, software and healthcare. Mr. Toledano holds a BSc in Physics and Mathematics and an MBA, both from the Hebrew University of Jerusalem.

Stephen B. Siegel has been a member of our board of directors since our inception. Mr. Siegel is chairman of Global Brokerage Services of CB Richard Ellis, a full service real estate company. Prior to its merger with CB Richard Ellis, Mr. Siegel was the chairman and chief executive officer of Insignia/ESG, Inc., a commercial real estate company in the United States, with significant international operations in the United Kingdom, Europe, Asia and Latin America. Mr. Siegel became the president and chief executive officer of Insignia/ESG, Inc.’s predecessor company, Edward S. Gordon Company, or ESG, in 1992. Prior to joining ESG, Mr. Siegel spent more than 27 years at Cushman & Wakefield, ascending to chief executive officer. Mr. Siegel left Cushman & Wakefield in late 1988 and entered a joint venture with the Chubb Corporation where he worked for several years to develop and acquire investment-grade office buildings throughout the United States. Since May 1995, Mr. Siegel has served as a trustee of the Liberty Property Trust (NYSE:LRY), a self-administered and self-managed real estate investment trust. Mr. Siegel is also involved in a number of charitable and civic affairs. He is the general chairman of the Association for the Help of Retarded Children. He is also chairman of the YMCA’s Capital Campaign. In addition, Mr. Siegel is a board member for both the City Center 55th Street Theater Foundation and the Greater New York Council of the Boy Scouts of America, and he serves as vice chairman of the board of the Benjamin N. Cardozo School of Law.

Glyn F. Aeppel has been our secretary and a member of our board of directors since inception. Ms. Aeppel has over 18 years of hotel acquisition and development experience, financing in excess of $1 billion in hotel properties. Since April 2004, Ms. Aeppel has been, and currently is, a principal of Aeppel and Associates, a hospitality advisory development company. From July 2002 to April 2004, Ms. Aeppel served as the executive vice president of business development for the Americas at Le Meridien Hotels and Resorts. From April 2001 to July 2002, Ms. Aeppel was the executive vice president of business development and acquisitions at Interstate Hotels & Resorts, Inc. (NYSE:IHR) and from 1995 to 1998 the vice president of development at Interstate. From 1998 to 2001, she was senior vice president of acquisitions and development for FFC Hospitality, LLC, a private equity fund founded by the co-founder and former chairman of Interstate. From 1993 to 1995, she was a partner in Lodging Evaluation Group, a hotel development and finance consulting company she co-founded. From 1990 to 1993, she was the director of development for Germany and Austria at Holiday Inn Worldwide (NYSE:IHC) in Wiesbaden, Germany. From 1988 to 1989, she was an international management consultant to Marriott International (NYSE:MAR) in Bonn, West Germany. From 1986 to 1988 she was a senior project finance analyst, treasury department for Marriott. Ms. Aeppel received an M.B.A. from the Harvard Graduate School of Business Administration and a B.A. from Principia College.

Our Board of Directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Glyn F. Aeppel, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of W. Thomas Parrington and Stephen B. Siegel, will expire at the second annual meeting. The term of office of the third class of directors, consisting of Jeffrey S. Davidson and Udi Toledano, will expire at the third annual meeting.

During the fiscal year ended December 31, 2005, the directors did not receive any cash compensation for their service as members of the board of directors.

Controls and Procedures

We do not currently, and are not required to, maintain an effective system of internal controls as defined by Section 404 of the Sarbanes-Oxley Act of 2002. We will be required to comply with the internal control requirements of the Sarbanes-Oxley Act for the fiscal year ending December 31, 2006. As of the date of this report, we have not completed an assessment, nor have our auditors tested our system, of internal control. We expect that we will assess the internal controls of our target business or businesses preceding the completion of a business combination and will then implement a schedule for implementation and testing of such additional controls as we may determine are required to state that we maintain an effective system of internal controls. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding the adequacy of its internal controls. Many small and mid-sized target businesses we consider for a business combination may have internal controls that need improvement in areas such as:

•	Staffing for financial, accounting and external reporting areas, including segregation of duties;
•	Reconciliation of accounts;
•	Proper recordation of expenses and liabilities in the period to which they relate;
•	Proof of internal review and approval of accounting items;
•	Documentation of key accounting assumptions, estimates and/or conclusions; and
•	Documentation of accounting policies and procedures.

Because it will take time, management involvement and perhaps outside resources to determine what internal control improvements are necessary for us to meet regulatory requirements and market expectations for our operation of a target business, we may incur significant expense in meeting our public reporting responsibilities, particularly in the areas of designing, enhancing, or remediating internal and disclosure controls. Doing so effectively may also take longer than we expect, thus increasing our exposure to financial fraud or erroneous financial reporting.

Once our management’s report on internal controls is complete, we will retain our independent auditors to assess management’s report on internal controls and to render an opinion on such report when required by Section 404. Additional matters concerning a target business’s internal controls may be identified in the future when the assessment and testing is performed.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1931, requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of common stock and other equity securities to us. Directors, officers and greater than 10% stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file.

To our knowledge, based solely upon our review of the copies of such reports furnished to us, we believe that all of our directors, officers and greater than 10% stockholders have complied with the applicable Section 16(a) reporting requirements.

Board of Directors and Committees of the Board

Our board of directors had one (1) meeting during the fiscal year ended December 31, 2005 and acted by unanimous written consent five times. During the fiscal year ended December 31, 2005, each member of the board participated in at least 75% of all Board and applicable committee meetings held during the period for which he was a director.

We do not currently have a Compensation Committee. Compensation of our chief executive officer, if any, will be determined, or recommended to the Board for determination, by a majority of the independent directors on our board of directors. The chief executive officer will not be present during voting or deliberations. Compensation for all other officers, if any, will be determined, or recommended to the board for determination, by a majority of the independent directors on our board of directors. None of our officers currently receive compensation. We will not pay any compensation to any of our officers or directors until following the consummation of a business combination.

Our board of directors has established a Nominating and Governance Committee and an Audit Committee to devote attention to specific subjects and to assist the Board in the discharge of its responsibilities. The functions of these committees and their current members are set forth below.

Nominating and Governance Committee

The Nominating and Governance Committee is responsible for assisting identifying and recommending qualified candidates for director nominees to the board, and leading the board in its annual review of the board’s performance. All members of the Nominating Committee qualify as independent. The Nominating and Governance Committee had no meetings during 2005. W. Thomas Parrington and Stephen B. Siegel are the current members of the Nominating and Governance Committee. The Nominating and Governance Committee may consider candidates recommended by stockholders as well as from other sources such as other directors or officers, third party search firms or other appropriate sources. For all potential candidates, the Nominating and Governance Committee may consider all factors it deems relevant, such as a candidate’s personal integrity and sound judgment, business and professional skills and experience, independence, knowledge of the industry in which we operate, possible conflicts of interest, diversity, the extent to which the candidate would fill a present need in the board, and concern for the long-term interests of the stockholders. In general, persons recommended by stockholders will be considered on the same basis as candidates from other sources. If a stockholder wishes to nominate a candidate to be considered for election as a director at the 2006 Annual Meeting of Stockholders using the procedures set forth in the Company’s By-laws, it must follow the procedures described in Article 3.3 entitled “Nominations.” If a stockholder wishes simply to propose a candidate for consideration as a nominee by the Nominating and Governance Committee, it should submit any pertinent information regarding the candidate to the Nominating and Governance Committee by mail at our address. A copy of the Nominating Committee’s written charter is available upon written request.

Audit Committee

The Audit Committee recommends to the board of directors the appointment of the firm selected to serve as our independent auditors and our subsidiaries and monitors the performance of such firm; reviews and approves the scope of the annual audit and evaluates with the independent auditors our annual audit and annual financial statements; reviews with management the status of internal accounting controls; evaluates issues having a potential financial impact on us which may be brought to the Audit Committee’s attention by management, the independent auditors or the board; evaluates our public financial reporting documents; reviews the non-audit services to be performed by the independent auditors, if any; and considers the effect of such performance on the auditor's independence. W. Thomas Parrington and Stephen B. Siegel are the current members of the Audit Committee. All members of the Audit Committee satisfy the current independence standards promulgated by the Securities and Exchange Commission and by the American Stock Exchange, as such standards apply specifically to members of audit committees. The board has determined that each of Mr. Parrington and Mr. Siegel are “audit committee financial experts,” as the Securities and Exchange Commission has defined that term in Item 401 of Regulation S-K. The Audit Committee had no meetings during 2005.

Code of Conduct and Ethics

We have adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws. A copy of the code of conduct and ethics is available, without charge, upon written request.

Item 10.    Executive Compensation.

None of our executive officers have received any compensation for services rendered. Commencing on October 20, 2005 and continuing through the acquisition of a target business, we will pay monthly fees of $7,500 for general and administrative services, including office space, utilities and secretarial support, to Millennium 3 Capital, Inc., an affiliate of Mr. Toledano. This arrangement is solely for our benefit and is not intended to provide compensation in lieu of a salary. Upon completion of a business combination or our liquidation, we will no longer be required to pay these monthly fees.

Other than this $7,500 per-month fee, no compensation of any kind, including finder’s and consulting fees, will be paid to any of our directors, or any of their respective affiliates, for services rendered prior to or in connection with a business combination. However, our existing stockholders will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Such individuals may be paid consulting, management or other fees from target businesses as a result of the business combination, with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to the stockholders. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. Because none of our directors may be deemed “independent,” we will generally not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement.

During the fiscal year ended December 31, 2005, the directors did not receive any cash compensation for their service as members of the board of directors.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of February 27, 2006, by:

•
each person known by us, as a result of such person’s public filings with the SEC and the information contained therein, to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors; and

•	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

	Amount and Nature of Beneficial Ownership		Percentage of Outstanding Common Stock
Name and Address of Beneficial Owner

Amaranth LLC (1)	762,000		9.6%
Millenco, L.P. (2)	1,000,000		12.6%
Sapling, LLC (3)	500,488		5.8%
Jeffrey S. Davidson (4)	460,555	(5)	6.1%
Udi Toledano (4)	376,127	(6)	4.7%
W. Thomas Parrington (4)	166,666		2.1%
Stephen B. Siegel (4)	100,000		1.3%
Glyn F. Aeppel (4)	125,000		1.6%

All directors and executive officers as a group (five individuals)	1,228,348		15.4%
——————
(1)
The business address of Amaranth LLC is One American Lane, Greenwich, Connecticut 06831. Amaranth LLC has shared voting and dispositive power for the shares listed above. The foregoing information was derived from a  Schedule 13G/A, as filed with the Securities and Exchange Commission on February 3, 2006.

(2)
The business address of Millenco, L.P. is c/o Millennium Management, L.L.C., 666 5th Avenue, New York, New York 10103. Millennium Management, L.L.C. is the general partner of Millenco, L.P. and consequently may be deemed to have voting control and investment discretion over securities owned by Millenco, L.P. Israel A. Englander is the managing member of Millennium Management. As a result, Mr. Englander may be deemed to be the beneficial owner of any shares deemed to be beneficially owned by Millennium Management, L.L.C. The foregoing information was derived from a Schedule 13G, as filed with the Securities and Exchange Commission on November 4, 2005.

(3)
The business address of Sapling, LLC is Sapling, LLC, c/o Fir Tree Recovery Master Fund LP, 535 5th Avenue, 31st Floor, New York, New York 10017. Sapling, LLC has shared voting and dispositive power for the shares listed above. The foregoing information was derived from a Schedule 13G, as filed with the Securities and Exchange Commission on November 3, 2005.

(4)	The business address of each of these individuals is 4 Becker Farm Road, Roseland, New Jersey 07068.
(5)	Shares held jointly with his wife.
(6)	Includes: (i) 127,000 shares held by his wife Janet Toledano and (ii) 66,666 shares held in trust for the benefit of his children.

All of the shares of our common stock outstanding prior to our initial public offering, or the pre-public offering shares, were placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, and shall remain in escrow until the earliest of (i) October 20, 2008 or (ii) our liquidation; or (iii) the consummation of a merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property subsequent to the Company consummating a business combination.

During the escrow period, the holders of these shares will not be able to sell or transfer their securities except to their spouses and children or trusts established for their benefit, but will retain all other rights as our public stockholders, including, without limitation, the right to vote their shares of common stock and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If the Company is unable to effect a business combination and liquidate, the holders of the pre-public offering shares will not receive any portion of the liquidation proceeds with respect to common stock owned by them prior to October 20, 2005.

Item 12.    Certain Relationships and Related Transactions.

On April 27, 2005, we issued an aggregate of 3,000,000 shares of our common stock to the individuals set forth below for $25,000 in cash, at an average purchase price of approximately $0.0083 per share, as follows:

Name	Number of Shares	Relationship to Us
Jeffrey S. Davidson	1,197,500	Co-Chairman, Chief Executive Officer and Stockholder
Udi Toledano	500,000	Director, President and Stockholder
Janet Toledano	300,000	Stockholder
Trust F/B/O Alexander & Anna Toledano DTD 9/2/93	160,000	Stockholder
W. Thomas Parrington	150,000	Co-Chairman and Stockholder
Glyn F. Aeppel	150,000	Director, Secretary and Stockholder
Stephen B. Siegel	150,000	Director and Stockholder
Robert and Laurie Chefitz	150,000	Advisor and Stockholder
Dr. Michael J. Signorelli	100,000	Advisor and Stockholder
Burton Koffman	80,000	Advisor and Stockholder
Rick Davidson	62,500	Stockholder

On June 16, 2005, Jeffrey S. Davidson and Udi Toledano each transferred 50,000 shares (for a total of 100,000) to W. Thomas Parrington, our co-chairman, at a purchase price of $0.0083 per share.

On August 12, 2005, Jeffrey S. Davidson and Udi Toledano each transferred 15,000 shares (for a total of 30,000) to Glyn F. Aeppel, our secretary and a member of our board of directors, at a purchase price of $0.0083 per share.

On August 22, 2005, we effected a five-for-six reverse stock split, effectively raising the purchase price to $0.01 per share.  The sole purpose for such reverse stock split authorized by the board of directors was to maintain the existing stockholders’ collective ownership at 20% of our issued and outstanding shares of common stock immediately after the offering.

On October 12, 2005, we effected a six-for-ten reverse stock split, effectively raising the purchase price to $0.0167 per share. The sole purpose for such reverse stock split authorized by the board of directors was to maintain the existing stockholders’ collective ownership at 20% of our issued and outstanding shares of common stock immediately after the offering.

On October 13, 2005, Jeffrey S. Davidson transferred:  41,667 shares to W. Thomas Parrington, 30,000 shares to Glyn F. Aeppel, 23,628 shares to Stephen B. Siegel and 10,400 shares to Rick Davidson, each at a purchase price of $0.0167 per share.

On October 13, 2005, Udi Toledano transferred:  25,000 shares to Robert and Laurie Chefitz, 8,667 shares to Dr. Michael J. Signorelli and 1,372 shares to Stephen B. Siegel, each at a purchase price of $0.0167 per share.

On October 13, 2005, Janet Toledano transferred:  15,000 shares to Elkhorn Partners Limited Partnership, an affiliate of Alan S. Parsow, and 8,000 shares to Dr. Michael J. Signorelli, each at a purchase price of $0.0167 per share.

On October 13, 2005, Trust F/B/O Alexander & Anna Toledano DTD 9/2/93 transferred 13,333 shares to Burton Koffman at a purchase price of $0.0167 per share.

Following the reverse stock splits and transfers described above, there are 1,499,995 shares of common stock outstanding, as follows:

Name	Number of Shares
Jeffrey S. Davidson	460,555
Udi Toledano	182,461
Janet Toledano	127,000
Trust F/B/O Alexander & Anna Toledano DTD 9/2/93	66,666
W. Thomas Parrington	166,666
Glyn F. Aeppel	120,000
Stephen B. Siegel	100,000
Robert and Laurie Chefitz	100,000
Dr. Michael J. Signorelli	66,666
Burton Koffman	53,332
Rick Davidson	41,649
Elkhorn Partners Limited Partnership	15,000

The holders of the majority of these shares are entitled to make up to two demands that we register these shares pursuant to a registration rights agreement we previously entered into. The holders of the majority of these shares may elect to exercise these registration rights at any time after the date on which these shares of common stock are released from escrow, which, except in limited circumstances, is not before October 20, 2008. In addition, these stockholders have certain “piggy-back” registration rights on registration statements filed subsequent to the date on which these shares of common stock are released from escrow. We will bear the expenses incurred in connection with the filing of any such registration statements.

Messrs. Davidson and Toledano advanced a total of approximately $145,000 to us on October 20, 2005 to cover expenses related to the initial public offering. Of such loans, $115,000 was payable without interest on the earlier of May 2, 2006 or the consummation of the initial public offering and $30,000 was payable without interest on the earlier of August 3, 2006 or the consummation of the initial public offering. All such amounts were repaid from the proceeds of the initial public offering not placed in trust.

We will reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of accountable out-of-pocket expenses reimbursable by us, which will be reviewed only by our board or a court of competent jurisdiction if such reimbursement is challenged.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates, including loans by our officers and directors, will be on terms believed by us to be no less favorable than are available from unaffiliated third parties and such transactions or loans, including any forgiveness of loans, will require prior approval in each instance by a majority of our uninterested “independent” directors (to the extent we have any) or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. In addition, our management will gather pricing information, estimates or fairness opinions from unaffiliated third parties with respect to similar transactions undertaken by us to ascertain whether such transactions with affiliates are on terms that are no less favorable to us than are otherwise available from such unaffiliated third parties. If a transaction with an affiliated third party were found to be on terms less favorable to us than with an unaffiliated third party, we would not engage in such transaction.

Item 13.    Exhibits.

(a) The following documents are filed as a part of this Report:

1. Financial Statements:

Index to Financial Statements and Schedules

Report of Independent Registered Public Accounting Firm

Balance Sheet as of December 31, 2005

Income Statement - Period from April 25, 2005 (inception) to December 31, 2005

Statement of Stockholders’ Equity - Period from April 25, 2005 (inception) to December 31, 2005

Statement of Cash Flows - Period from April 25, 20055 (inception) to December 31, 2005

Notes to Financial Statements

2. Financial Statement Schedule(s):

All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

3. Exhibits:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation.*
3.2	By-laws.*
4.1	Specimen Unit Certificate.*
4.2	Specimen Common Stock Certificate.*
4.3	Specimen Warrant Certificate.*
4.4	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Company.*
4.5	Form of Unit Purchase Option to be granted to Representative. *
10.1	Letter Agreement among the Registrant, Maxim Group LLC and Jeffrey S. Davidson.*
10.2	Letter Agreement among the Registrant, Maxim Group LLC and Udi Toledano.*
10.3	Letter Agreement among the Registrant, Maxim Group LLC and W. Thomas Parrington.*
10.4	Letter Agreement among the Registrant, Maxim Group LLC and Stephen B. Siegel.*
10.5	Letter Agreement among the Registrant, Maxim Group LLC and Glyn F. Aeppel.*
10.6	Letter Agreement among the Registrant, Maxim Group LLC and Robert Chefitz.*
10.7	Letter Agreement among the Registrant, Maxim Group LLC and Burton Koffman.*
10.8	Letter Agreement among the Registrant, Maxim Group LLC and Michael Signorelli.*
10.9	Letter Agreement among the Registrant, Maxim Group LLC and Janet Toledano.*
10.10	Letter Agreement among the Registrant, Maxim Group LLC and Trust F/B/O Alexander and Anna Toledano DTD 9/2/93.*

10.11	Letter Agreement among the Registrant, Maxim Group LLC and Rick Davidson.*
10.12	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Company.*
10.13	Form of Stock Escrow Agreement between the Company, Continental Stock Transfer & Trust Company and the Initial Stockholders.*
10.14	Promissory Note, dated May 2, 2005, issued to Jeffrey S. Davidson.*
10.15	Promissory Note, dated May 2, 2005, issued to Udi Toledano.*
10.16	Form of Registration Rights Agreement among the Company and the Initial Stockholders.*
10.17	Form of Warrant Purchase Agreement between the Insiders and Maxim Group LLC*
10.18	Services Agreement between Millennium 3 Capital, Inc. and the Registrant.*
10.19	Letter Agreement among the Registrant, Maxim Group LLC, Alan S. Parsow and Elkhorn Partners Limited Partnership *
14	Code of Business Conduct and Ethics*
23.1	Consent of Rothstein, Kass and Company, P.C.*
24	Power of Attorney.*
31.1	Certification of the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)
________________________
* Incorporated by reference to exhibits of the same number filed with the Registrant’s Registration Statement on Form S-1 or amendments thereto (File No. 333-125009).

Item 14.    Principal Accountant Fees and Services.

Audit Fees

During the fiscal year ended December 31, 2005, we paid, or expect to pay, our principal accountant $38,000 for the services they performed in connection with our initial public offering, including the financial statements included in the Current Reports on Form 8-K and Form 8-K/A filed with the Securities and Exchange Commission on October 28, 2005 and November 17, 2005, $5,000 in connection with the review of our Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005, and approximately $7,500 in connection with the December 31, 2005 audit and Annual Report on Form 10-KSB.

Audit-Related Fees

During 2005, our principal accountant did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

Tax Fees

During 2005, our principal accountant did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees

During 2005, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-audit Services of Independent Auditors

Consistent with SEC policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the independent auditor. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor.

Prior to engagement of the independent auditor for the next year’s audit, management will submit an aggregate of services expected to be rendered during that year for each of four categories of services to the Audit Committee for approval.

1. Audit services include audit work performed in the preparation of financial statements, as well as work that generally only the independent auditor can reasonably be expected to provide, including comfort letters, statutory audits, and attest services and consultation regarding financial accounting and/or reporting standards.

2. Audit-Related services are for assurance and related services that are traditionally performed by the independent auditor, including due diligence related to mergers and acquisitions, employee benefit plan audits, and special procedures required to meet certain regulatory requirements.

3. Tax services include all services performed by the independent auditor’s tax personnel except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning, and tax advice.

4. Other Fees are those associated with services not captured in the other categories. We generally do not request such services from the independent auditor.

Prior to engagement, the Audit Committee pre-approves these services by category of service. The fees are budgeted and the Audit Committee requires the independent auditor and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage the independent auditor for additional services not contemplated in the original pre-approval. In those instances, the Audit Committee requires specific pre-approval before engaging the independent auditor.

The Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting.

SIGNATURE PAGE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

KEY HOSPITALITY ACQUISITION CORPORATION

Date: March 20, 2006	By:	/s/ Jeffrey S. Davidson
Jeffrey S. Davidson
Co-Chairman of the Board and Chief Executive Officer

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey S. Davidson	Chief Executive Officer and Co-Chairman	March 20, 2006
Jeffrey S. Davidson	(principal executive officer)

/s/ Udi Toledano	President and Director	March 20, 2006
Udi Toledano	(principal financial and accounting officer)

/s/ W. Thomas Parrington	Co-Chairman	March 20, 2006
W. Thomas Parrington

/s/ Glyn F. Aeppel	Secretary and Director	March 20, 2006
Glyn F. Aeppel

/s/ Stephen B. Siegel	Director	March 20, 2006
Stephen B. Siegel

/s/ Jeffrey S. Davidson	Power of Attorney	March 20, 2006
Jeffrey S. Davidson*

KEY HOSPITALITY ACQUISITION CORPORATION
(a corporation in the development stage)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Key Hospitality Acquisition Corporation

We have audited the accompanying balance sheet of Key Hospitality Acquisition Corporation (a corporation in the development stage) as of December 31, 2005 and the related statements of operations, stockholders’ equity, and cash flows for the period from April 25, 2005 (inception) to December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Key Hospitality Acquisition Corporation (a corporation in the development stage) as of December 31, 2005, and the results of its operations and its cash flows for the period from April 25, 2005 (inception) to December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ Rothstein, Kass & Company, P.C.

Roseland, New Jersey
January 20, 2006

KEY HOSPITALITY ACQUISITION CORPORATION
(a corporation in the development stage)

BALANCE SHEET

December 31, 2005

ASSETS

Current assets
Cash	$930,836
Prepaid expenses	99,208
Total current assets	1,030,044

Other assets,
cash and cash equivalents held in trust fund	47,180,715

Total assets	$48,210,759

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accrued legal fees	$25,000
Accrued accounting fees	24,000
Accrued franchise taxes	52,700
Income taxes payable	60,000

Total current liabilities	161,700

Common stock, subject to possible redemption, 1,289,355 shares at redemption value	9,370,812

Stockholders’ equity
Preferred stock, $.001 par value, authorized 1,000,000 shares; none issued
Common stock, $.001 par value, authorized 50,000,000 shares; issued and outstanding 7,949,995 shares (which includes the 1,289,355 shares subject to possible redemption)	7,950
Paid-in capital in excess of par	38,542,855

Retained earnings	127,442
Total stockholders’ equity	38,678,247
$48,210,759

See accompanying notes to financial statements.

KEY HOSPITALITY ACQUISITION CORPORATION
(a corporation in the development stage)

STATEMENT OF OPERATIONS

For period from April 25, 2005 (inception) to December 31, 2005

Interest income	$306,292

Operating costs	118,850

Net income before income taxes	187,442

Income taxes	60,000

Net income	$127,442

Weighted average shares outstanding basic and diluted	1,662,647

Net income per share basic and diluted	$0.08

See accompanying notes to financial statements.

KEY HOSPITALITY ACQUISITION CORPORATION
(a corporation in the development stage)

STATEMENT OF STOCKHOLDERS’ EQUITY

For period from April 25, 2005 (inception) to December 31, 2005

	Common Stock
	Shares	Amount	Paid-in Capital in Excess of Par	Retained Earnings	Stockholders’ Equity
Common shares issued on April 27, 2005 at a price of $.017 per share	1,499,995	$1,500	$23,500	$--	$25,000

Sale of 6,000,000 shares on October 28, 2005 at a price of $8 per share, net of underwriters' discount and offering expenses (includes 1,199,400 shares subject to possible redemption)	6,000,000	6,000	44,514,514	--	44,520,514

Sale of an option on October 28, 2005 at a price of $100 for 300,000 units			100		100

Sale of 450,000 shares on November 16, 2005 at a price of $8 per share, net of underwriters' discount and offering expenses (includes 89,955 shares subject to possibleredemption)	450,000	450	3,375,553		3,376,003

Proceeds subject to possible redemption 1,289,355 shares	--	--	(9,370,812)	--	(9,370,812)

Net income	--	--	--	127,442	127,442

Balances, at December 31, 2005	7,949,995	$7,950	$38,542,855	$127,442	$38,678,247

See accompanying notes to financial statements.

KEY HOSPITALITY ACQUISITION CORPORATION
(a corporation in the development stage)

STATEMENT OF CASH FLOWS

For period from April 25, 2005 (inception) to December 31, 2005

Cash flows from operating activities
Net income	$127,442
Increase (decrease) in cash attributable to change in
Prepaid expenses	(99,208)
Accrued legal fees	25,000
Accrued accounting fees	24,000
Accrued franchise taxes	52,700
Income taxes payable	60,000

Net cash provided by operating activities	189,934

Net cash used in investing activity,
cash and cash equivalents held in trust fund	(47,180,715)

Cash flows from financing activities
Proceeds from sale of common stock	25,000
Gross proceeds of public offering	51,600,000
Payments of costs of public offering	(3,703,483)
Sale of option	100

Net cash provided by financing activities	47,921,617

Net increase in cash	930,836

Cash, beginning of period

Cash, end of period	$930,836

See accompanying notes to financial statements.

KEY HOSPITALITY ACQUISITION CORPORATION
(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS

1.	Nature of operations and summary of significant accounting policies

Nature of Operations

Key Hospitality Acquisition Corporation (the “Company”) was incorporated in Delaware on April 25, 2005 as a blank check company whose objective is to acquire through a merger, capital stock exchange, asset acquisition or other similar business combination, an unidentified operating business in the hospitality industry.

All activity from April 25, 2005 (inception) to December 31, 2005 relates to the Company’s formation and public offering described below.

The registration statement for the Company’s initial public offering (the “Offering”) was declared effective on October 25, 2005. The Company consummated two separate offerings on October 28, 2005 and then on November 16, 2005 and received cumulative net proceeds of approximately $47,897,000. The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with an operating company. As used herein, a “target business” shall include an operating business that provides services and a “business combination” shall mean the acquisition by the Company of such a target business.

The Company’s efforts in identifying a prospective target business will not be limited to a particular industry, although management intends to focus on operating business in the hospitality industry. The Company believes that current and anticipated growth in hotels, gaming and hospitality services should create attractive opportunities with significant potential for capital appreciation.

An amount of $47,180,715 is being held in a trust account at JP Morgan Chase NY Bank maintained by Continental Stock Transfer & Trust Company acting as trustee and invested until the earlier of (i) the consummation of the Company’s first business combination or (ii) the liquidation of the Company. The remaining proceeds may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

The Company will seek stockholder approval before it will effect any business combination, even if the nature of the acquisition would not ordinarily require stockholder approval under applicable state law. In connection with the vote required for any business combination, all of the Company’s founding stockholders, including all of its officers and directors, have agreed to vote the shares of common stock owned by them immediately before this offering in accordance with the majority of the shares of common stock voted by the public stockholders. The Company will proceed with a business combination only if a majority of the shares of common stock voted by the public stockholders are voted in favor of the business combination and public stockholders owning less than 20% of the shares sold in the offering exercise their conversion rights.

Public stockholders voting against a business combination will be entitled to convert their stock into a pro rata share of the trust fund, including any interest earned on their portion of the trust fund, if the business combination is approved and completed. Public stockholders who convert their stock into their share of the trust fund will continue to have the right to exercise any warrants they may hold.

The Company will dissolve and promptly distribute only to our public stockholders the amount in our trust fund plus any remaining net assets if the Company does not effect a business combination within 18 months from the date of the consummation of the offering (or within 24 months from the consummation of the offering if a letter of intent, agreement in principle or definitive agreement has been executed within 18 months).

KEY HOSPITALITY ACQUISITION CORPORATION
(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS

1.	Nature of operations and summary of significant accounting policies (continued)

months after consummation of the offering and the business combination has not yet been consummated within such 18 month period).

Cash and Cash Equivalents

Cash equivalents consist of money market and other high quality instruments with an initial maturity of three months or less. Such investments are stated at cost, which approximates market value.

Income Taxes

The Company complies with SFAS No. 109, “Accounting for Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Common Stock

In August 2005, the Board of Directors of the Company approved a five-for-six reverse stock split to all shareholders of record on August 22, 2005 and in October 2005, the Board of Directors approved a second, six-for-ten stock split to all shareholders of record on October 12, 2005. All transactions and disclosures in the financial statements, related to the Company’s common stock, have been adjusted to reflect the effects of the stock splits.

Net Income Per Common Share

The Company complies with SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires dual presentation of basic and diluted income per share for all periods presented. Basic income per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then share in the income of the Company.

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

Recently issued accounting standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Accounting for Stock-Based Compensation (Revised).” SFAR supersedes APB No. 25 and its related implementation guidance. SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

KEY HOSPITALITY ACQUISITION CORPORATION
(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS

SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award the requisite service period (usually the vesting period). No compensation costs are recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.

2.	Initial public offering

On October 28, 2005, the Company sold 6,000,000 units (“Units”) at a price of $8 per share in the Offering. On November 16, 2005, the Company sold an additional 450,000 Units at a price of $8 per share to cover the over-allotment granted to the underwriters. Each Unit consists of one share of the Company’s common stock, $.001 par value, and one Redeemable Common Stock Purchase Warrant (“Warrant”). Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $6.00 commencing the later of the completion of a business combination with a target business or one year from the effective date of the Offering and expiring four years from the date of the prospectus.

3.	Income taxes

Income tax expense for the year ended December 31, 2005 was $60,000. The expense is for current federal income taxes.

4.	Commitments and contingencies

The Company has agreed to pay up to $7,500 a month in total for office space and general and administrative expenses to related entities of two stockholders. Upon completion of a business combination or liquidation, the Company will no longer be required to pay these monthly fees.

The Company has also agreed to sell Maxim Group LLC, the representative of the underwriters, for $100, as additional compensation, an option to purchase up to a total of 300,000 units at a per-unit price of $8.80. The units issuable upon exercise of this option are also identical to those offered in the Offering except that the warrants included in the option have an exercise price of $7.50 (125% of the exercise price of the warrants included in the units sold in the offering.)

The sale of the option was accounted for as an equity transaction. Accordingly, there was no net impact on the Company’s financial position or results of operations, except for the recording of the $100 proceeds from the sale.

The Company has determined, based upon a Black-Scholes model, that the fair value of the option on the date of sale would be approximately $3.28 per unit, or $984,000 total, using an expected life of five years, volatility of 44.23% and a risk-free interest rate of 3.85%.

The volatility calculation of 44.23% is based on the 365-day average volatility of a representative sample of eight (8) companies with market capitalizations under $500 million that management believes to be engaged in the business of hotels, gaming or hospitality services industry (the “Sample Companies”). Because the Company does not have a trading history, the Company needed to estimate the potential volatility of its common stock price, which will depend on a number of factors which cannot be ascertained at this time. The Company referred to the 365-day average volatility of the Sample Companies because management believes that the average volatility of such companies is a reasonable benchmark to use in estimating the expected volatility of the Company’s common stock post-business combination. Although an expected life of five years was taken into account for purposes of assigning a fair value to the option, if the Company does not consummate a business combination within the prescribed time period and liquidates, the option would become worthless.

KEY HOSPITALITY ACQUISITION CORPORATION
(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS

Although the purchase option and its underlying securities have been registered under the registration statement of which the prospectus forms a part, the purchase option grants to holders demand and “piggy back” rights for periods of five and seven years, respectively, from the date of the prospectus with respect to the issuable upon exercise of the purchase option. The Company will bear all fees and expenses attendant to registering the securities, other than underwriting commissions which will be paid for by the holders themselves. The exercise price and number of units issuable upon exercise of the purchase option may be adjusted in certain circumstances including in the event of a stock dividend, or the Company’s recapitalization, reorganization, merger or consolidation. However, the purchase option will not be adjusted for issuances of common stock at prices below its exercise price.

The Company’s officers and directors have agreed, pursuant to agreements with Maxim Group LLC in accordance with guidelines specified by Rule 10b5-1 under the Securities Exchange Act of 1934, to purchase up to $1,350,000 of our warrants at market prices not to exceed $1.20 per warrant during the forty-trading day period commencing on the later of the date separate trading of the warrants commences or sixty calendar days after the end of the “restricted period” under Regulation M.

5.	Preferred stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences, as may be determined from time to time by the Board of Directors.