Form 10QSB
period 2006-03-31
Key Hospitality Acquisition CORP
filed 2006-05-12
CIK 1326959

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

☒ Quarterly Report under Sections 13 or 15(d) of
the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2006

☐ Transition Report under Sections 13 or 15(d) of the Securities Exchange Act of 1934

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

Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of May 12, 2006, there were 7,949,995 outstanding shares of the Registrant’s Common Stock, $0.001 par value per share.

Transitional Small Business Disclosure Format. Yes ☐ No ☒

KEY HOSPITALITY ACQUISITION CORPORATION
MARCH 31, 2006 QUARTERLY REPORT ON FORM 10-QSB
TABLE OF CONTENTS

PAG

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

KEY HOSPITALITY ACQUISITION CORPORATION
(a corporation in the development stage)

CONDENSED BALANCE SHEET

March 31, 2006
(Unaudited)
ASSETS

Current assets
Cash	$807,304
Prepaid expenses	84,180
Total current assets	891,484

Other assets,
cash and cash equivalents held in trust fund	47,590,533
Total assets	$48,482,017

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accrued accounting fees	$4,000
Income taxes payable	150,000

Total current liabilities	154,000

Common stock, subject to possible redemption, 1,289,355 shares at
redemption value	9,370,812

Stockholders’ equity
Preferred stock, $.001 par value, authorized 1,000,000 shares; none issued
Common stock, $.001 par value, authorized 50,000,000 shares; issued and outstanding 7,949,995 shares (which includes the 1,289,355 shares subject
to possible redemption)	7,950
Paid-in capital in excess of par	38,542,855
Retained earnings	406,400
Total stockholders' equity	38,957,205
$48,482,017

See accompanying notes to financial statements.

KEY HOSPITALITY ACQUISITION CORPORATION
(a corporation in the development stage)

CONDENSED STATEMENTS OF OPERATIONS

	Quarter ended 3/31/2006	4/25/2005 (Inception) to 3/31/2006
	(Unaudited)	(Unaudited)

Interest income	$478,126	$784,418

Operating costs	49,168	168,018

Income before income taxes	428,958	616,400

Income taxes	150,000	210,000

Net income	$278,958	$406,400

Weighted average shares outstanding basic and diluted	7,949,995	4,387,163

Net income per share basic and diluted	$0.04	$0.09

See accompanying notes to financial statements.

KEY HOSPITALITY ACQUISITION CORPORATION
(a corporation in the development stage)

CONDENSED STATEMENTS OF CASH FLOWS

	Quarter ended 3/31/2006	4/25/2005 (Inception) to 3/31/2006
	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net income	$278,958	$406,400
Increase (decrease) in cash attributable to change in
Prepaid expenses	15,028	(84,180)
Accrued legal fees	(25,000)
Accrued accounting fees	(20,000)	4,000
Accrued franchise taxes	(52,700)
Income taxes payable	90,000	150,000

Net cash provided by operating activities	286,286	476,220

Net cash used in investing activity,
cash and cash equivalents held in trust fund	(409,818)	(47,590,533)

Cash flows from financing activities
Proceeds from sale of common stock		25,000
Proceeds from notes payable, stockholders		151,000
Payment of notes payable, stockholders		(151,000)
Gross proceeds of public offering		51,600,000
Payments of costs of public offering		(3,703,483)
Sale of option		100

Net cash provided by financing activities		47,921,617

Net increase (decrease) in cash	(123,532)	807,304
Cash, beginning of period	930,836
Cash, end of period	$807,304	$807,304

See accompanying notes to financial statements.

KEY HOSPITALITY ACQUISITION CORPORATION
(a corporation in the development stage)

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	Basis of presentation

The accompanying unaudited condensed financial statements have been prepared by the Company and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of March 31, 2006 and the financial results for the three months ended March 31, 2006, in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to Form 10-QSB and Regulation SB.

Certain information and footnote disclosures normally included in the Company’s annual audited financial statements have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results of operations to be expected for a full fiscal year. These interim condensed financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 2005, which are included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

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

Most of the activity from April 25, 2005 (inception) to March 31, 2006 relates to the Company’s formation and public offering described below.

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

KEY HOSPITALITY ACQUISITION CORPORATION
(a corporation in the development stage)

NOTES TO CONDENSED FINANCIAL STATEMENTS

4.	Income taxes

Income tax expense for the quarter ended March 31, 2006 was $150,000. The expense is for current federal income taxes.

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

For the period from January 1, 2006 through March 31, 2006, we had net income of $278,958, and for the period from April 25, 2005 through March 31, 2005, we had income of $406,400, both attributable to interest income less organization and formation expenses, operating expenses and income taxes.

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

1

ITEM 3.    CONTROLS AND PROCEDURES

Our management carried out an evaluation, with the participation of our principal executive, financial, and accounting officers, of the effectiveness of our disclosure controls and procedures as of March 31, 2006. Based upon that evaluation, our chief executive officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We paid a total of $2,400,000 in underwriting discounts and commissions, and approximately $1,117,000 were paid for costs and expenses related to the offering.

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

KEY HOSPITALITY ACQUISITION CORPORATION

Date: May 12, 2006	By:	/s/ Jeffrey S. Davidson
Jeffrey S. Davidson
Co-Chairman of the Board and Chief Executive Officer

4