Form 10QSB
period 2006-06-30
Key Hospitality Acquisition CORP
filed 2006-08-14
CIK 1326959

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

[X]    Quarterly Report under Sections 13 or 15(d) of
the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2006

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
Yes [X] No [   ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of August 14, 2006, there were 7,949,995 outstanding shares of the Registrant’s Common Stock, $0.001 par value per share.

Transitional Small Business Disclosure Format. Yes [  ] No [X]

KEY HOSPITALITY ACQUISITION CORPORATION
JUNE 30, 2006 QUARTERLY REPORT ON FORM 10-QSB
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KEY HOSPITALITY ACQUISITION CORPORATION
(a corporation in the development stage)

CONDENSED BALANCE SHEET

ASSETS
June 30, 2006
(Unaudited)
Current assets
Cash	$739,760
Prepaid expenses	89,150
Total current assets	828,910

Other assets,
cash and cash equivalents held in trust fund	48,105,576
Total assets	$48,934,486

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accrued accounting fees	$8,000
Income taxes payable	267,197
Warrant liability	5,160,000

Total current liabilities	5,435,197

Common stock, subject to possible redemption, 1,289,355 shares at redemption value plus interest income of $232,565 (net of taxes)	9,603,377

Stockholders’ equity
Preferred stock, $.001 par value, authorized 1,000,000 shares; none issued
Common stock, $.001 par value, authorized 50,000,000 shares; issued and outstanding 7,949,995 shares (which includes the 1,289,355 shares subject to possible redemption)	7,950
Paid-in capital in excess of par	33,060,355

Retained earnings	827,607
Total stockholders’ equity	33,895,912
$48,934,486

See accompanying notes to financial statements.

KEY HOSPITALITY ACQUISITION CORPORATION
(a corporation in the development stage)

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	4/1/06 to 6/30/2006	4/25/05 to 6/30/2005	1/1/06 to 6/30/06	4/25/05 to 6/30/06
Interest income	$594,276	$—	$1,072,402	$1,378,694
Gain from warrant liability	1,419,000		322,500	322,500
Operating costs	73,004	2,077	122,172	241,022
Income before income taxes	1,940,272	(2,077)	1,272,730	1,460,172
Income taxes	190,000		340,000	400,000
Net income	$1,750,272	$(2,077)	$932,730	$1,060,172
Weighted average shares outstanding basic	7,949,995	1,499,995	7,949,995	5,150,110
Net income per share basic	$0.22	$(0.00)	$0.12	$0.21
Weighted average shares outstanding diluted	8,910,202		8,862,922	6,451,709

Net income per share diluted	$0.20		$0.11	$0.16
Interest income attributable to common stock to possible conversion	102,998	184,954	232,565
Net income allocable to common stockholders not subject to possible conversion	1,647,274	747,777	827,607

See accompanying notes to financial statements.

KEY HOSPITALITY ACQUISITION CORPORATION
(a corporation in the development stage)

CONDENSED STATEMENTS OF CASH FLOWS

		4/25/2005
	Six months ended	(Inception) to
	6/30/2006	6/30/2006
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$932,730	$1,060,172
Adjustments to reconcile net income to net cash provided by Operating activities:
Warrant liability	(322,500)	(322,500)
Increase (decrease) in cash attributable to change in
Prepaid expenses	10,058	(89,150)
Accrued legal fees	(25,000)
Accrued accounting fees	(16,000)	8,000
Accrued franchise taxes	(52,700)
Income taxes payable	207,197	267,197
Net cash provided by operating activities	733,785	923,719

Net cash used in investing activity,
cash and cash equivalents held in trust fund	(924,861)	(48,105,576)

Cash flows from financing activities
Proceeds from sale of common stock		25,000
Proceeds from notes payable, stockholders		151,000
Payment of notes payable, stockholders		(151,000)
Gross proceeds of public offering		51,600,000
Payments of costs of public offering		(3,703,483)
Sale of option		100
Net cash provided by financing activities		47,921,617

Net increase (decrease) in cash	(191,076)	739,760

Cash, beginning of period	930,836	—

Cash, end of period	$739,760	$739,760

See accompanying notes to financial statements.

KEY HOSPITALITY ACQUISITION CORPORATION
(a corporation in the development stage)

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	Basis of presentation

The accompanying unaudited condensed financial statements have been prepared by the Company and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 2006 and the financial results for the three and six months ended June 30, 2006, in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to Form 10-QSB and Regulation SB.

Certain information and footnote disclosures normally included in the Company’s annual audited financial statements have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results of operations to be expected for a full fiscal year. These interim condensed financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 2005, which are included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

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

Most of the activity from April 25, 2005 (inception) to June 30, 2006 relates to the Company’s formation and public offering described below.

Warrant Liability

The Company has outstanding warrants which provide for the Company to register the shares underlying the warrants and is silent as to the penalty to be incurred in the absence of the Company’s ability to deliver registered shares to the warrant holders upon warrant exercise. Under ElTF No. 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock" (“EITF 00-19”), registration of the common stock underlying the warrants is not within the Company’s control. As a result, the Company must assume that it may be required to settle the warrants on a net cash basis, thereby necessitating the treatment of the potential settlement obligation as a liability. Furthermore, EITF 00-19 requires the Company to record the potential settlement liability at each recording date using the current estimated fair value of the warrants, with any charges being recorded through the Company’s statement of operations. The potential settlement obligation will continue to be reported as a liability until such time that the warrants are exercised, expire or the Company is otherwise able to modify registration requirements to remove the provisions that require this treatment. The fair value of the warrant liability is determined using the trading value of the warrants. The value assigned to the warrant liability at November 16, 2005, (date of the closing of the over-allotment and issuance of the final warrants) was $5,482,500.

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

4.	Income taxes

Income tax expense for the three and six months ended June 30, 2006 was $190,000 and $340,000, respectively. The expense is for current federal and state income taxes. The effective tax rates of 9.8% and 26.7% for the three and six months ended June 30, 2006, respectively, differs from the federal statutory rate of approximately 35% as a result of the gain on the warrant liability which is a permanant difference.

5.	Subsequent event

On August 11, 2006, the Company filed a Current Report on Form 8-K stating that the Company will restate it’s financial statements contained within our Form 8-K dated November 16, 2005, Form 10-KSB for the year ended December 31, 2005 and Form 10-QSB for the three months ended March 31, 2006 to reflect the reclassification of the warrants issued as part of the units in the Company’s public offering as a liability in accordance with Emerging Issues Task Force No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. See Note 2, Warrant Liability, to the financial statements included in this Form 10-QSB.

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

Since our initial public offering, we have been actively engaged in sourcing a suitable business combination candidate. We have met with target companies, service professionals and other intermediaries to discuss with them our company, the background of our management and our combination preferences. In the course of these discussions, we have also spent time explaining the capital structure of the initial public offering, the combination approval process, and the timeline under which we are operating before the proceeds of the offering are returned to investors.

Most of the activity from April 25, 2005 (inception) to June 30, 2006 relates to the Company’s formation and public offering described below.

Comparison of Three Months Ended June 30, 2006 with Three Months Ended June 30, 2005

For the three months ended June 30, 2006, we had net income of approximately $1,750,272, consisting of interest income of $594,276 and gain from warrant liability of $1,419,000, offset by operating costs of $73,004 and income taxes of $190,000, as compared to a loss of $2,077 derived from formation and pre-offering expenses for the same period the previous year. No interest income was generated in the three months ended June 30, 2005 since the proceeds from the offering were not received until October 28, 2005. Interest income is derived primarily from investment of our cash balances held in trust, which aggregated approximately $48,105,576 at June 30, 2006. The cash balance held in trust is invested primarily in treasury bills.

Comparison of Six Months Ended June 30, 2006 with the period from inception to June 30, 2005

For the six months ended June 30, 2006, we had a net income of approximately $932,370, consisting of interest income of $1,072,402 and gain from warrant liability of $322,500, offset by operating costs of $122,172 and income taxes of $340,000 as compared to a loss of $2,077 derived from formation and pre-offering expenses for the period from inception to June 30, 2005. No interest income was generated in the six months ended June 30, 2005 since the proceeds from the offering were not received until October 28, 2005. Interest income is derived primarily from investment of our cash balances held in trust, which aggregated approximately $48,105,576 at June 30, 2006. The cash balance held in trust is invested primarily in treasury bills.

For the period from April 25, 2005 (inception) through June 30, 2006, we had net income of approximately $1,060,172 consisting of interest income of $1,378,694 and gain from warrant liability of $322,500, offset by operating costs of $241,022 and income taxes of $400,000.

Liquidity and Capital Resources

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

Our net proceeds from the sale of the 6,450,000 units, after deducting certain offering expenses of approximately $1,117,000, including $600,000 evidencing the underwriters’ non-accountable expense allowance of 1.25% of the gross proceeds (excluding the proceeds from the underwriters’ over-allotment), and underwriting discounts of approximately $2,400,000, were approximately $47,897,000. Of this amount, $46,942,000 was placed in the trust account and interest on this amount is also held in the trust account. The remaining $955,000 is being held outside of the trust. The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of the initial public offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. At June 30, 2006, we had cash and cash equivalents outside of the trust account of $48,105,576 and cash and cash equivalents held in the trust account of $739,180. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we have sufficient available funds outside of the trust fund to operate through October 28, 2007, assuming that a business combination is not consummated during that time. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

We pay Millennium 3 Capital, Inc., an affiliate of our president, an aggregate fee of $7,500 per month which includes the cost of the office space and the cost of other general and administrative services provided to us by such affiliate.

ITEM 3. CONTROLS AND PROCEDURES

Our management carried out an evaluation, with the participation of our principal executive, financial, and accounting officers, of the effectiveness of our disclosure controls and procedures as of June 30, 2006. Based upon that evaluation, our chief executive officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

KEY HOSPITALITY ACQUISITION CORPORATION

Date: August 14, 2006	By:	/s/ Jeffrey S. Davidson
Jeffrey S. Davidson
Co-Chairman of the Board and Chief Executive Officer