Form 10QSB
period 2006-09-30
Key Hospitality Acquisition CORP
filed 2006-11-14
CIK 1326959

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

☒ Quarterly Report under Sections 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2006

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

As of November 13, 2006, there were 7,949,995 outstanding shares of the Registrant’s Common Stock, $0.001 par value per share.

Transitional Small Business Disclosure Format. Yes ☐  No ☒

KEY HOSPITALITY ACQUISITION CORPORATION
SEPTEMBER 30, 2006 QUARTERLY REPORT ON FORM 10-QSB

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KEY HOSPITALITY ACQUISITION CORPORATION
(a corporation in the development stage)
CONDENSED BALANCE SHEET

ASSETS
September 30, 2006

Current assets
Cash	$728,272
Prepaid expenses	64,120
Total current assets	792,392

Other assets,
cash and cash equivalents held in trust fund	48,174,206
Total assets	$48,966,598

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accrued accounting fees	$12,000
Income taxes payable	41,514
Derivative liability	4,837,500
Total current liabilities	4,891,014

Common stock, subject to possible redemption, 1,289,355 shares at redemption value plus interest income of 241,103 (net of taxes)	9,624,522

Stockholders’ equity
Preferred stock, $.001 par value, authorized 1,000,000 shares; none issued
Common stock, $.001 par value, authorized 50,000,000 shares; issued and outstanding 7,949,995 shares (which includes the 1,289,355 shares subject to possible redemption)	7,950
Paid-in capital in excess of par	33,060,355
Retained earnings	1,382,758
Total stockholders’ equity	34,451,063
$48,966,598

See accompanying notes to financial statements.

KEY HOSPITALITY ACQUISITION CORPORATION
(a corporation in the development stage)
CONDENSED STATEMENTS OF OPERATIONS

	July 1, 2006 to September 30, 2006 Q3 06	July 1, 2005 to September 30, 2005 Q3 05	January 1, 2006 to September 30, 2006 06 YTD	April 25, 2005 to September 30, 2005 05 YTD	April 25, 2005 to September 30, 2006
Interest income	$635,158	$—	$1,707,560	$—	$2,013,852
Gain (Loss) from warrant liability	322,500		645,000		645,000
Operating costs	82,464	250	204,636	2,327	323,486
Net income before income taxes	875,194	(250)	2,147,924	(2,327)	2,335,366
Income taxes	306,318		638,898		706,318
Net income	$568,876	$(250)	$1,509,026	$(2,327)	1,629,048
Weighted average shares outstanding basic	7,949,995	1,499,995	7,949,995	1,499,995	5,639,824

Net income per share basic	$0.07	$(0.00)	$0.19	$(0.00)	$0.29
Weighted average shares outstanding diluted	9,104,985	1,499,995	8,946,803	1,499,995	6,962,171

Net income per share diluted	$0.06	$(0.00)	$0.17	$(0.00)	$0.23

Interest income attributable to common stock to possible conversion	13,725		198,678		246,290
Net income allocable to common stockholders not subject to possible conversion	$555,151		$1,310,347		$1,382,758

See accompanying notes to financial statements.

KEY HOSPITALITY ACQUISITION CORPORATION
(a corporation in the development stage)
CONDENSED STATEMENTS OF CASH FLOWS

		April 25, 2005
	January 1, 2006 to	(Inception) to
	September 30, 2006	September 30, 2006

Cash flows from operating activities
Net income	$1,509,026	$1,636,467
Adjustments to reconcile net income to net cash provided by operating activities:
Increase/(decrease) in cash attributable to change in
Derivative liability	(645,000)	(645,000)
Prepaid expenses	35,088	(64,120)
Accrued legal fees	(25,000)
Accrued accounting fees	(12,000)	12,000
Accrued franchise taxes	(52,700)
Income taxes payable	(18,486)	41,514
Net cash provided by operating activities	790,927	980,861

Net cash used in investing activity, cash held in trust	(993,491)	(48,174,206)

Proceeds from sale of common stock		25,000
Proceeds from notes payable, stockholders		151,000
Payment of notes payable, stockholders		(151,000)
Gross proceeds of public offering		51,600,000
Payments of costs of public offering		(3,703,483)
Sale of option		100
Net cash provided by financing activities		47,921,617

Net (decrease) increase in cash	(202,564)	728,272

Cash, beginning of period	930,836	—

Cash, end of period	$728,272	$728,272

See accompanying notes to financial statements.

KEY HOSPITALITY ACQUISITION CORPORATION
(a corporation in the development stage)

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	Basis of presentation

The accompanying unaudited condensed financial statements have been prepared by the Company and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of September 30, 2006 and the financial results for the three and nine months ended September 30, 2006, in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to Form 10-QSB and Regulation SB.

Certain information and footnote disclosures normally included in the Company’s annual audited financial statements have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results of operations to be expected for a full fiscal year. These interim condensed financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 2005, which are included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

On August 11, 2006, the Company filed a Current Report on Form 8-K stating that the Company will restate its financial statements contained within our Form 8-K dated November 16, 2005, Form 10-KSB for the year ended December 31, 2005 and Form 10-QSB for the three months ended March 31, 2006 to reflect the reclassification of the warrants issued as part of the units in the Company’s public offering as a liability in accordance with Emerging Issues Task Force No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. See Note 2, Warrant Liability, to the financial statements included in this Form 10-QSB.

As a result of the restatement to the December 31, 2005 Form 10-QSB, the current liabilities will increase by $5,482,500, while the stockholders’ equity will decrease by $5,482,500 on the balance sheet. There will be no impact on the statement of operations for the December 31, 2005 Form 10-QSB restatement.

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

Most of the activity from April 25, 2005 (inception) to September 30, 2006 relates to the Company’s formation and public offering described below.

KEY HOSPITALITY ACQUISITION CORPORATION
(a corporation in the development stage)

NOTES TO CONDENSED FINANCIAL STATEMENTS

Warrant Liability

The Company has outstanding warrants which provide for the Company to register the shares underlying the warrants and is silent as to the penalty to be incurred in the absence of the Company’s ability to deliver registered shares to the warrant holders upon warrant exercise. Under ElTF No. 00-19 "Accounting for derivative financial instruments indeed to, and potentially settled in a Company’s own stock" (“EITF 00-19”), registration of the common stock underlying the warrants is not within the Company’s control. As a result, the Company must assume that it may be required to settle the warrants on a net cash basis, thereby necessitating the treatment of the potential settlement obligation as a liability. Furthermore, EITF 00-19 requires the Company to record the potential settlement liability at each recording date using the current estimated fair value of the warrants, with any charges being recorded through the Company’s statement of operations. The potential settlement obligation will continue to be reported as a liability until such time that the warrants are exercised, expire or the Company is otherwise able to modify registration requirements to remove the provisions that require this treatment. The fair value of the warrant liability is determined using the trading value of the warrants.

Net Income Per Common Share

The Company complies with SFAS No. 128, "Earnings Per Share". SFAS No. 128 requires dual presentation of basic and diluted income per share for all periods presented. Basic income per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then share in the income of the Company.

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

Income tax expense for the three and nine months ended September 30, 2006 was $306,000 and $639,000, respectively. The expense is for current federal and state income taxes. The effective tax rate of 29.7% for the nine months ended September 30, 2006, differs from the federal statutory rate of approximately 35% as a result of the gain on the warrant liability which is a permanent difference.

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

Most of the activity from April 25, 2005 (inception) to September 30, 2006 relates to the Company’s formation and public offering described below.

Comparison of Three Months Ended September 30, 2006 with Three Months Ended September 30, 2005

For the three months ended September 30, 2006, we had net income of approximately $568,876, consisting of interest income of $635,158 and gain from warrant liability of $322,500, offset by operating costs of $82,464 and income taxes of $306,318, as compared to a loss of $250 derived from formation and pre-offering expenses for the three months ended September 30, 2005. No interest income was generated in the three months ended September 30, 2005 since the proceeds from the offering were not received until October 28, 2005. Interest income is derived primarily from investment of our cash balances held in trust, which aggregated approximately $48,174,206 at September 30, 2006. The cash balance held in trust is invested primarily in treasury bills.

Comparison of Nine Months Ended September 30, 2006 with the period from inception to September 30, 2005

For the nine months ended September 30, 2006, we had a net income of approximately $1,509,026, consisting of interest income of $1,707,560 and gain from warrant liability of $645,000, offset by operating costs of $204,636 and income taxes of $638,898 as compared to a loss of $2,327 derived from formation and pre-offering expenses for the period from inception to September 30, 2005. No interest income was generated in the period from inception to September 30, 2005 since the proceeds from the offering were not received until October 28, 2005. Interest income is derived primarily from investment of our cash balances held in trust, which aggregated approximately $48,174,206 at September 30, 2006. The cash balance held in trust is invested primarily in treasury bills.

For the period from April 25, 2005 (inception) through September 30, 2006, we had net income of approximately $1,636,468 consisting of interest income of $2,013,852 and gain from warrant liability of $645,000, offset by operating costs of $323,486 and income taxes of $706,318.

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

Our net proceeds from the sale of the 6,450,000 units, after deducting certain offering expenses of approximately $1,117,000, including $600,000 evidencing the underwriters’ non-accountable expense allowance of 1.25% of the gross proceeds (excluding the proceeds from the underwriters’ over-allotment), and underwriting discounts of approximately $2,400,000, were approximately $47,897,000. Of this amount, $46,942,000 was placed in the trust account and interest on this amount is also held in the trust account. The remaining $955,000 was held outside of the trust. The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of the initial public offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. At September 30, 2006, we had cash and cash equivalents outside of the trust account of $728,272 and cash and cash equivalents held in the trust account of $48,174,206. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we have sufficient available funds outside of the trust fund to operate through October 28, 2007, assuming that a business combination is not consummated during that time. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

We pay Millennium 3 Capital, Inc., an affiliate of our president, an aggregate fee of $7,500 per month which includes the cost of the office space and the cost of other general and administrative services provided to us by such affiliate.

ITEM 3. CONTROLS AND PROCEDURES

Our management carried out an evaluation, with the participation of our principal executive, financial, and accounting officers, of the effectiveness of our disclosure controls and procedures as of September 30, 2006. Based upon that evaluation, our chief executive officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

KEY HOSPITALITY ACQUISITION CORPORATION

Date: November 14, 2006	By:	/s/ Jeffrey S. Davidson
Jeffrey S. Davidson
Co-Chairman of the Board and Chief Executive Officer