Form 10KSB/A
period 2005-12-31
Key Hospitality Acquisition CORP
filed 2006-12-26
CIK 1326959

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _________

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

NONE

Transitional Small Business Disclosure Format: Yes ☐ No ☒

Explanatory Note

This Annual Report on Form 10-KSB/A is being filed as Amendment No. 1 to our Annual Report on Form 10-KSB which was originally filed with the Securities and Exchange Commission (“SEC”) on March 21, 2006. In connection with the preparation of our Current Report on Form 10-QSB for the quarter ended June 30, 2006, and after consulting with our independent registered accounting firm, Rothstein, Kass & Company, PC (“Rothstein Kass”), we determined, based on recent interpretations of the accounting for warrants under Emerging Issues Task Force No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”), that the fair value of the warrants issued as part of the units sold in our initial public offering (the “public warrants”) and the warrants issuable upon the exercise of the unit purchase option (the “embedded warrants”) issued to the underwriters in our initial public offering should be reported as a derivative liability rather than as equity as had been our practice. We are filing this Form 10-KSB/A to restate our financial statements to reflect the classification of these warrants as derivative liabilities and the non-operating gains and losses relating to such classification. For information concerning the background of the restatements, the specific adjustments made, and management’s discussion and analysis of our results of operations giving effect to the restated information, see “Restatement of Financial Statements” at Item 6. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 to our Financial Statements.

This Form 10-KSB/A amends and restates only certain information in the following sections as a result of the current restatements described above:

Part II — Item 6. Management’s Discussion and Analysis or Plan of Operation;

Part II — Item 7. Financial Statements; and

Part III — Item 13. Exhibits.

In addition, we are also including currently dated Sarbanes Oxley Act Section 302 and Section 906 certifications of the Chief Executive Officer and Chief Financial Officer that are attached to this Form 10-K/A as Exhibits 31.1, 31.2 and 32.1.

For the convenience of the reader, this Form 10-KSB/A sets forth the entire Form 10-KSB which was prepared and relates to the Company as of December 31, 2005. However, this Form 10-KSB/A only amends and restates the Items described above to reflect the effects of the restatement and no attempt has been made to modify or update other disclosures presented in our Form 10-KSB. Accordingly, except for the foregoing amended information, this Form 10-KSB/A continues to speak as of March 21, 2006 (the original filing date of the Form 10-KSB), and does not reflect events occurring after the filing of our Form 10-KSB and does not modify or update those disclosures affected by subsequent events. Unless otherwise stated, the information in this Form 10-KSB/A not affected by such current restatements is unchanged and reflects the disclosures made at the time of the original filing.

TABLE OF CONTENTS

i

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

Item 6.    Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our historical consolidated financial statements and related notes thereto to Item 7. “Financial Statements.”

 Restatement of Financial Statements

 We have restated our annual financial statements for the period ended December 31, 2005 to reflect the classification of and accounting for the warrants to purchase common stock associated with the units sold in our initial public offering and adjustment of the warrant liabilities to the fair value, and the resulting change is reported as gain or loss on the derivative liability. We had previously classified the value of these warrants to purchase common stock as equity. After further review, we determined that these instruments should have been classified as liabilities and, therefore, the fair value of such instruments must be recorded as a liability on our balance sheet. Changes in the fair values of these instruments will result in adjustments to the amount of the recorded liabilities and the corresponding gain or loss will be recorded in our statement of operations. At the date of the conversion of each warrant or portion thereof (or exercise of the warrants or portion thereof, as the case may be), the corresponding liability will be reclassified as equity.

 The accompanying financial statements for the period ended December 31, 2005 have been restated to effect the changes described above. The impact of the adjustments related to the classification of and accounting for the warrants for the period ended December 31, 2005 are summarized below. See Note 2 to our Financial Statements for an explanation of these restatements. The following table shows the net impact of the restatements on our balance sheet.

Balance Sheet Impact

BALANCE SHEET

ASSETS
	31-Dec-05		31-Dec-05
	As previously
	Reported	Adjustment	(Restated)
Current assets
Cash	$930,836	$-	$930,836
	99,208	0	99,208
Prepaid expenses
Total current assets	1,030,044	0	1,030,044

Other assets,
cash and cash equivalents held in trust fund	47,180,715	-	47,180,715

Total assets	$48,210,759	$-	$48,210,759

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accrued legal fees	$25,000	$-	$25,000
Accrued accounting fees	24,000	-	24,000
Accrued franchise taxes	52,700	-	52,700
Income taxes payable	60,000	-	60,000
Derivative liabilty		5,482,500	5,482,500

Total current liabilities	161,700	5,482,500	5,644,200

Common stock, subject to possible redemption, 1,289,355 shares at
redemption value plus interest income of $47,611 (net of taxes)	9,370,812	47,611	9,418,423

Stockholders’ equity
Preferred stock, $.001 par value, authorized 1,000,000 shares; none issued
Common stock, $.001 par value, authorized 50,000,000 shares; issued and outstanding 7,949,995
shares (which includes the 1,289,355 shares subject to possible redemption)	7,950		7,950
Paid-in capital in excess of par	38,542,855	(5,482,500)	33,060,355
	0
Retained earnings	127,442	(47,611)	79,831
Total stockholders’ equity	38,678,247	(5,530,111)	33,148,136
	$48,210,759	$-	$48,210,759

Overview

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

Results of Operations and Liquidity and Capital Resources

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

	Amount and		Percentage of Outstanding
	Nature of Beneficial		Common Stock
Name and Address of Beneficial Owner	Ownership
Amaranth LLC (1)	762,000		9.6%
Millenco, L.P. (2)	1,000,000		12.6%
Sapling, LLC (3)	500,488		5.8%
Jeffrey S. Davidson (4)	460,555	(5)	6.1%
Udi Toledano (4)	376,127	(6)	4.7%
W. Thomas Parrington (4)	166,666		2.1%
Stephen B. Siegel (4)	100,000		1.3%
Glyn F. Aeppel (4)	125,000		1.6%

All directors and executive officers as a group (five individuals)	1,228,348		15.4%

——————
(1)
The business address of Amaranth LLC is One American Lane, Greenwich, Connecticut 06831. Amaranth LLC has shared voting and dispositive power for the shares listed above. The foregoing information was derived from a Schedule 13G/A, as filed with the Securities and Exchange Commission on February 3, 2006.

(2)
Thebusiness address of Millenco, L.P. is c/o Millennium Management, L.L.C., 666 5th Avenue, New York, New York 10103. Millennium Management, L.L.C. is the general partner of Millenco, L.P. and consequently may be deemed to have voting control and investment discretion over securities owned by Millenco, L.P. Israel A. Englander is the managing member of Millennium Management. As a result, Mr. Englander may be deemed to be the beneficial owner of any shares deemed to be beneficially owned by Millennium Management, L.L.C. The foregoing information was derived from a Schedule 13G, as filed with the Securities and Exchange Commission on November 4, 2005.

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

KEY HOSPITALITY ACQUISITION CORPORATION

Date: December 22, 2006	By:	/s/ Jeffrey S. Davidson
Jeffrey S. Davidson
Co-Chairman of the Board and Chief Executive Officer

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey S. Davidson	Chief Executive Officer and Co-Chairman	December 22, 2006
Jeffrey S. Davidson	(principal executive officer)

/s/ Udi Toledano	President and Director (principal financial and accounting officer)	December 22, 2006
Udi Toledano

/s/ W. Thomas Parrington	Co-Chairman	December 22, 2006
W. Thomas Parrington

/s/ Glyn F. Aeppel	Secretary and Director	December 22, 2006
Glyn F. Aeppel

/s/ Stephen B. Siegel	Director	December 22, 2006
Stephen B. Siegel

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

As discussed in Note 2 to the accompanying financial statements, the Company has restated its financial statements as of December 31, 2005 to reflect the accounting for: (1) the warrants to purchase common stock associated with the units sold at the initial public offering of the Company and (2) warrants to purchase common stock embedded in an option to purchase units consisting of one share and one warrant to purchase one additional share, issued in connection with the initial public offering

/s/ Rothstein, Kass & Company, P.C.

Roseland, New Jersey
January 20, 2006, except Note 2 dated September 7, 2006

KEY HOSPITALITY ACQUISITION CORPORATION
(a corporation in the development stage)

BALANCE SHEET

ASSETS
12/31/05
Current assets
Cash	$930,836
Prepaid expenses	99,208
Total current assets	1,030,044

Other assets,
cash and cash equivalents held in trust fund	47,180,715

Total assets	$48,210,759

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accrued legal fees	$25,000
Accrued accounting fees	24,000
Accrued franchise taxes	52,700
Income taxes payable	60,000
Derivative liabilty	5,482,500

Total current liabilities	5,644,200

Common stock, subject to possible redemption, 1,289,355 shares at
redemption value plus interest income of $47,611 (net of taxes)	9,418,423

Stockholders’ equity
Preferred stock, $.001 par value, authorized 1,000,000 shares; none issued
Common stock, $.001 par value, authorized 50,000,000 shares; issued and outstanding 7,949,995 shares (which includes the 1,289,355 shares subject to
possible redemption)	7,950
Paid-in capital in excess of par	33,060,355
Retained earnings	79,831
Total stockholders’ equity	33,148,136
$48,210,759

See accompanying notes to financial statements

KEY HOSPITALITY ACQUISITION CORPORATION
(a corporation in the development stage)

STATEMENT OF OPERATIONS (RESTATED)

For period from April 25, 2005 (inception) to December 31, 2005

Interest income	$306,292

Operating costs	118,850

Income before income taxes	187,442

Income taxes	60,000

Net income	$127,442

Weighted average shares outstanding basic and diluted	1,662,647

Net income per share basic and diluted	$0.08

Interest income attributable to common stock subject to possible conversion	$47,611

Net income allocable to common shareholders not subject to possible conversion	$79,831

See accompanying notes to financial statements

KEY HOSPITALITY ACQUISITION CORPORATION
(a corporation in the development stage)

STATEMENT OF STOCKHOLDERS’ EQUITY (Restated)

For period from April 25, 2005 (inception) to December 31, 2005

	Common Stock Shares	Amount	Paid-in Capital in Excess of Par	Retained Earnings	Stockholders’ Equity

Common shares issued on April 27, 2005 at a price of $.017 per share	1,499,995	$1,500	$23,500	$-	$25,000

Sale of 6,000,000 shares on October 28, 2005 at a price of $8 per share, net of underwriters’ discount and offering expenses (includes 1,199,400 shares subject to possible redemption)	6,000,000	6,000	44,514,514		44,520,514
Sale of an option on October 28, 2005 at a price of $100 for 300,000 units			100		100

Sale of 450,000 shares on November 16, 2005 at a price of $8 per share, net of underwriters’ discount and offering expenses (includes 89,955 shares subject to possible redemption)	450,000	450	3,375,553		3,376,003
Proceeds subject to possible redemption 1,289,355 shares			(9,370,812)		(9,370,812)
Adjustment for derivative liability			(5,482,500)		(5,482,500)

Net income allocable to common shareholders not subject to possible conversion				79,831	79,831

Balances, at December 31, 2005	7,949,995	$7,950	$33,060,355	$79,831	$33,148,136

See accompanying notes to financial statements

KEY HOSPITALITY ACQUISITION CORPORATION
(a corporation in the development stage)

STATEMENT OF CASH FLOWS (RESTATED)
For period from April 25, 2005 (inception) to December 31, 2005

Cash flows from operating activities
Net income	$127,442
Increase (decrease) in cash attributable to change in
Prepaid expenses	(99,208)
Accrued legal fees	25,000
Accrued accounting fees	24,000
Accrued franchise taxes	52,700
Income taxes payable	60,000

Net cash provided by operating activities	189,934

Net cash used in investing activity,
cash and cash equivalents held in trust fund	(47,180,715)

Cash flows from financing activities
Proceeds from sale of common stock	25,000
Proceeds from notes payable, stockholders	145,000
Payments of notes payable, stockholders	(145,000)
Gross proceeds of public offering	51,600,000
Payments of costs of public offering	(3,703,483)
Sale of option	100

Net cash provided by financing activities	47,921,617

Net increase in cash	930,836

Cash, beginning of period

Cash, end of period	$930,836

Supplemental schedule of non-cash financing activity:

Derivative liability         $5,482,500

Interest income attributable to common stock subject to possible conversion $47,611

See accompanying notes to financial statements

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

The Company will seek stockholder approval before it will effect any business combination, even if the nature of the acquisition would not ordinarily require stockholder approval under applicable state law. In connection with the vote required for any business combination, all of the Company’s founding stockholders, including all of its officers and directors, have agreed to vote the shares of common stock owned by them immediately before this offering in accordance with the majority of the shares of common stock voted by the public stockholders. The Company will proceed with a business combination only if a majority of the shares of common stock voted by the public stockholders are vote in favor of the business combination and public stockholders owning less than 20% of the shares sold in the offering exercise their conversion rights.

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

The Company will dissolve and promptly distribute only to our public stockholders the amount in our trust fund plus any remaining net assets if the Company does not effect a business combination within 18 months from the date of the consummation of the offering (or within 24 months from the consummation of the offering if a letter of intent, agreement in principle or definitive agreement has been executed within 18.

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

2.    Restatement and reclassifications of previously issued financial statements

Summary of Restatement Items
In August, 2006, the Company concluded that it was necessary to restate its financial results for the fiscal year ended December 31, 2005 to reflect additional non-operating gains and losses related to the classification of and accounting for: (1) the warrants to purchase common stock associated with the units sold at the initial public offering of the Company and (2) warrants to purchase common stock embedded in a option to purchase units consisting of one share and one warrant to purchase one additional share, issued to in connection with the initial public offering. The Company had previously classified the value of these warrants to purchase common stock, when applicable, as equity. After further review, the Company has determined that these instruments should have been classified as derivative liabilities and therefore, the fair value of each instrument must be recorded as a derivative liability on the Company's balance sheet. Changes in the fair values of these instruments will result in adjustments to the amount of the recorded derivative liabilities and the corresponding gain or loss will be recorded in the Company’s statement of operations. At the date of the conversion of each respective instrument or portion thereof (or exercise of the options or warrants or portion thereof, as the case may be), the corresponding derivative liability will be reclassified as equity.

The accompanying balance sheet for the year ended December 31, 2005 has been restated to effect the changes described above. The impact of the adjustments related to the classification of and accounting for the warrants for the year ended December 31, 2005 are limited to balance sheet for this period and are summarized below.

Balance Sheet Impact
The following table sets forth the effects of the restatement adjustments on the Company’s balance sheet as of December 31, 2005:

BALANCE SHEET

ASSETS
	31-Dec-05		31-Dec-05
	As previously
	Reported	Adjustment	(Restated)
Current assets
Cash	$930,836	$-	$930,836
	99,208	0	99,208
Prepaid expenses
Total current assets	1,030,044	0	1,030,044

Other assets,
cash and cash equivalents held in trust fund	47,180,715	-	47,180,715

Total assets	$48,210,759	$-	$48,210,759

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accrued legal fees	$25,000	$-	$25,000
Accrued accounting fees	24,000	-	24,000
Accrued franchise taxes	52,700	-	52,700
Income taxes payable	60,000	-	60,000
Derivative liabilty		5,482,500	5,482,500

Total current liabilities	161,700	5,482,500	5,644,200

Common stock, subject to possible redemption, 1,289,355 shares at
redemption value plus interest income of $47,611 (net of taxes)	9,370,812	47,611	9,418,423

Stockholders’ equity
Preferred stock, $.001 par value, authorized 1,000,000 shares; none issued
Common stock, $.001 par value, authorized 50,000,000 shares; issued and outstanding 7,949,995
shares (which includes the 1,289,355 shares subject to possible redemption)	7,950		7,950
Paid-in capital in excess of par	38,542,855	(5,482,500)	33,060,355
	0
Retained earnings	127,442	(47,611)	79,831
Total stockholders’ equity	38,678,247	(5,530,111)	33,148,136
	$48,210,759	$-	$48,210,759

3 Initial public offering

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

4 Income taxes

Income tax expense for the year ended December 31, 2005 was $60,000. The expense is for current federal income taxes.

5 Commitments and contingencies

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

The Company has determined, based upon a Black-Scholes model, that the fair value of the option on the date of sale would be approximately $3.28 per unit, or $ 984,000 total, using an expected life of five years, volatility of 44.23% and a risk-free interest rate of 3.85%.

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

6 Preferred stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences, as may be determined from time to time by the Board of Directors.