Form 10QSB/A
period 2006-03-31
Key Hospitality Acquisition CORP
filed 2006-12-26
CIK 1326959

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB/A

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
Yes ☐ No ☒

Explanatory Note:

This Quarterly Report on Form 10-QSB/A is being filed as Amendment Number 1 to our Quarterly Report on Form 10-QSB which was originally filed with the Securities and Exchange Commission (“SEC”) on May 12, 2006. We are filing this form 10-QSB/A to restate our financial statements for the quarter ended March 31, 2006 to reflect additional non-operating gains and losses related to the classification of and accounting for: (1) the warrants to purchase common stock associated with the units sold at the initial public offering of the Company and (2) warrants to purchase common stock embedded in a option to purchase units consisting of one share and one warrant to purchase one additional share, issued to Maxim Group LLC in connection with the initial public offering. The Company had previously classified the value of these warrants to purchase common stock, when applicable, as equity. After further review, the Company determined that these instruments should have been classified as derivative liabilities and therefore, the fair value of each instrument must be recorded as a derivative liability on the Company's balance sheet. Changes in the fair values of these instruments will result in adjustments to the amount of the recorded derivative liabilities and the corresponding gain or loss will be recorded in the Company’s statement of operations. Except as otherwise stated, all financial information contained in this Quarterly Report on Form 10-QSB gives effect to these restatements. For information concerning the background of the restatements, the specific adjustments made, and management’s discussion and analysis of our results of operations for 2006 giving effect to the restated information, see “Restatement of Financial Statements” at Item 2. “Management’s Discussion and Analysis OR Plan of Operation” and Note 2 to our Financial Statements.

This Form 10-QSB/A amends and restates only certain information in the following sections as a result of the current restatements described above:

Part I — Item 1. Financial Statements
Part I — Item 2. Management’s Discussion and Analysis or Plan of Operation

In addition, we are also including currently dated Sarbanes Oxley Act Section 302 and Section 906 certifications of the Chief Executive Officer and Chief Financial Officer that are attached to this Form 10-QSB/A as Exhibits 31.1, 31.2, and 32.1.

For the convenience of the reader, this Form 10-QSB/A sets forth the entire Form 10-QSB which was prepared and relates to the Company as of March 31, 2006. However, this Form 10-QSB/A only amends and restates the Items described above to reflect the effects of the restatement and no attempt has been made to modify or update other disclosures presented in our March 31, 2006 Form 10-QSB. Accordingly, except for the foregoing amended information, this Form 10-QSB/A continues to speak as of May 12, 2006 (the original filing date of the March 31, 2006 Form 10-QSB), and does not reflect events occurring after the filing of our March 31, 2006 Form 10-QSB and does not modify or update those disclosures affected by subsequent events. Forward looking statements made in the 2006 Form 10-QSB have not been revised to reflect events, results or developments that have become known to us after the date of the original filing (other than the current restatements described above), and such forward looking statements should be read in their historical context. Unless otherwise stated, the information in this Form 10-QSB/A not affected by such current restatements is unchanged and reflects the disclosures made at the time of the original filing.

KEY HOSPITALITY ACQUISITION CORPORATION
MARCH 31, 2006 QUARTERLY REPORT ON FORM 10-QSB
TABLE OF CONTENTS

i

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

KEY HOSPITALITY ACQUISITION CORPORATION
(a corporation in the development stage)
CONDENSED BALANCE SHEET

BALANCE SHEET

ASSETS	(Restated)
3/31/2006
Current assets
Cash	$807,304

Prepaid expenses	84,180
Total current assets	891,484

Other assets,
cash and cash equivalents held in trust fund	47,590,533

Total assets	$48,482,017

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accrued accounting fees	4,000
Income taxes payable	150,000
Derivative liability	6,579,000
Total current liabilities	6,733,000

Common stock, subject to possible redemption, 1,289,355 shares at
redemption value plus interest income of $129,567 (net of taxes)	9,500,379

Stockholders’ equity
Preferred stock, $.001 par value, authorized 1,000,000 shares; none issued
Common stock, $.001 par value, authorized 50,000,000 shares; issued and outstanding 7,949,995 shares (which includes the 1,289,355 shares subject to possible redemption)	7,950
Paid-in capital in excess of par	33,060,355

Deficit accumulated during the development stage	(819,667)
Total stockholders’ equity	32,248,638
$48,482,017

See accompanying notes to financial statements.

KEY HOSPITALITY ACQUISITION CORPORATION
(a corporation in the development stage)
CONDENSED STATEMENTS OF OPERATIONS

Statement of Operations
	(Restated)	(Restated)
	1/1/06 to	4/25/2005
	3/31/06	(Inception) to
	Q1	3/31/2006

Interest income	$478,126	$784,418
Loss from warrant liability	(1,096,500)	(1,096,500)

Operating costs	49,168	168,018

Net loss before income taxes	$(667,542)	$(480,100)

Income taxes	150,000	210,000

Net loss	$(817,542)	$(690,100)

Interest loss attributable to common stock to possible conversion	81,955	129,567

Net loss allocable to common stockholders not subject to possible conversion	$(899,497)	$(819,667)

Weighted average shares outstanding basic and diluted	7,949,995	4,387,163

Net loss per share basic and diluted	$(0.10)	$(0.16)

See accompanying notes to financial statements.

KEY HOSPITALITY ACQUISITION CORPORATION
(a corporation in the development stage)
CONDENSED STATEMENTS OF CASH FLOWS

	(Restated)	(Restated)
		4/25/2005
	Quarter ended	(Inception) to
	3/31/2006	3/31/2006
Cash flows from operating activities
Net loss	$(817,542)	$(690,100)

Increase (decrease) in cash attributable to change in
Derivative liabilities	1,096,500	1,096,500
Prepaid expenses	15,028	(84,180)
Accrued legal fees	(25,000)
Accrued accounting fees	(20,000)	4,000
Accrued franchise taxes	(52,700)
Income taxes payable	90,000	150,000
Net cash provided by operating activities	286,286	476,220

Net cash used in investing activity, cash and cash equivalents held in trust fund	(409,818)	(47,590,533)

Cash flows from financing activities
Proceeds from sale of common stock		25,000
Proceeds from notes payable, stockholders		151,000
Payment of notes payable, stockholders		(151,000)
Gross proceeds of public offering		51,600,000
Payment of costs of public offering		(3,703,483)
Sale of option		100
Net cash provided by financing activities	-	47,921,617

Net (decrease) increase in cash	(123,532)	807,304
Cash, beginning of period	930,836	-
Cash, end of period	$807,304	$807,304

Supplemental schedule of non-cash financing activity:

Interest income attributable to common stock subject to possible conversion	$81,955	$129,567

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

Certain information and footnote disclosures normally included in the Company’s annual audited financial statements have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results of operations to be expected for a full fiscal year. These interim condensed financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 2005, which are included in the Company’s Annual Report on Form 10-KSB/A filed with the Securities and Exchange Commission.

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

KEY HOSPITALITY ACQUISITION CORPORATION
(a corporation in the development stage)
NOTES TO CONDENSED FINANCIAL STATEMENTS

3.    Restatement of previously issued financial statements

In August, 2006, the Company concluded that it was necessary to restate its financial results for the interim period ended March 31, 2006 to reflect additional non-operating gains and losses related to the classification of and accounting for: (1) the warrants to purchase common stock associated with the units sold at the initial public offering of the Company and (2) warrants to purchase common stock embedded in a option to purchase units consisting of one share and one warrant to purchase one additional share, issued in connection with the initial public offering. The Company had previously classified the value of these warrants to purchase common stock, when applicable, as equity. After further review, the Company has determined that these instruments should have been classified as derivative liabilities and therefore, the fair value of each instrument must be recorded as a derivative liability on the Company's balance sheet. Changes in the fair values of these instruments will result in adjustments to the amount of the recorded derivative liabilities and the corresponding gain or loss will be recorded in the Company’s statement of operations. At the date of the conversion of each respective instrument or portion thereof (or exercise of the options or warrants or portion thereof, as the case may be), the corresponding derivative liability will be reclassified as equity.

The accompanying financial statements for the three months ended March 31, 2006 and the period from inception to March 31, 2006 have been restated to effect the changes described above. The impact of the adjustments related to the classification of and accounting for the warrants for the period from inception to March 31, 2006 and for the three months ended March 31, 2006 are summarized below:

KEY HOSPITALITY ACQUISITION CORPORATION
(a corporation in the development stage)
NOTES TO CONDENSED FINANCIAL STATEMENTS

Balance Sheet Impact

The following table sets forth the effects of the restatement adjustments on the Company’s consolidated balance sheet as of March 31, 2006:

BALANCE SHEET
	As Previously
ASSETS	Reported		Restated
	3/31/06	Adjustments	3/31/2006
Current assets
Cash	$807,304		$807,304

Prepaid expenses	84,180		84,180
Total current assets	891,484		891,484

Other assets,
cash and cash equivalents held in trust fund	47,590,533		47,590,533

Total assets	$48,482,017		$48,482,017

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accrued accounting fees	$4,000	$-	$4,000
Income taxes payable	150,000		150,000
Derivative liability		6,579,000	6,579,000
Total current liabilities	154,000	6,579,000	6,733,000

Common stock, subject to possible redemption, 1,289,355 shares at redemption value plus interest income of $129,567 (net of taxes)	9,370,812	129,567	9,500,379

Stockholders’ equity
Preferred stock, $.001 par value, authorized 1,000,000 shares; none issued
Common stock, $.001 par value, authorized 50,000,000 shares; issued and outstanding 7,949,995 shares (which includes the 1,289,355 shares subject to possible redemption)	7,950		7,950
Paid-in capital in excess of par	38,542,855	(5,482,500)	33,060,355

Retained earnings	406,400	(1,226,067)	(819,667)
Total stockholders’ equity	38,957,205	(6,708,567)	32,248,638
	$48,482,017	$-	$48,482,017

KEY HOSPITALITY ACQUISITION CORPORATION
(a corporation in the development stage)
NOTES TO CONDENSED FINANCIAL STATEMENTS

Statement of Operations from Inception through March 31, 2006
	As Previously
	Reported		Restated
	4/25/2005		4/25/2005
	(Inception) to		(Inception) to
	3/31/06	Adjustments	3/31/06

Interest income	$784,418	$-	$748,418
Gain (Loss) from Warrant Liability		(1,096,500)	(1,096,500)

Operating costs	168,018	-	168,018

Net income before income taxes	616,400	(1,096,500)	(480,100)

Income taxes	210,000	-	210,000

Net income	$406,400	$(1,096,500)	$(690,100)

Interest income attributable to common stock to possible conversion		129,567	129,567

Net income allocable to common stockholders not subject to possible conversion	-	(819,667)	$(819,667)

Weighted average shares outstanding basic and diluted	4,387,163	-	4,387,163

Net income per share basic and diluted	$0.09	$(0.25)	$(0.16)

KEY HOSPITALITY ACQUISITION CORPORATION
(a corporation in the development stage)
NOTES TO CONDENSED FINANCIAL STATEMENTS

Statement of Operations for the Quarter ended March 31, 2006:
	As Previously
	Reported		Restated
	1/1/06 to		1/1/06 to
	3/31/06		3/31/06
	Q1	Adjustments	Q1

Interest income	$478,126	$-	$478,126
Gain(Loss) from Warrant Liability		(1,096,500)	(1,096,500)

Operating costs	49,168	-	49,168

Net income before income taxes	428,958	(1,096,500)	(667,542)

Income taxes	150,000	-	150,000

Net income	$278,958	$(1,096,500)	$(817,542)

Interest income attributable to common stock to possible conversion		81,955	81,955

Net income allocable to common stockholders not subject to possible conversion	-	(899,497)	$(899,497)

Weighted average shares outstanding basic and diluted	7,949,995	-	7,949,995

Net income per share basic and diluted	$0.04	$(0.14)	$(0.10)

4.    Initial public offering

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

5.    Income taxes

Income tax expense for the quarter ended March 31, 2006 was $150,000. The expense is for current federal and state income taxes.

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

Restatement of Financial Statements

We have restated our annual financial statements for the year ended December 31, 2005 to and for the interim period ended March 31 2006 to reflect additional non-operating gains and losses related to the classification of and accounting for: (1) the warrants to purchase common stock associated with the units sold at the initial public offering of the Company and (2) warrants to purchase common stock embedded in a option to purchase units consisting of one share and one warrant to purchase one additional share, issued to Maxim Group LLC in connection with the initial public offering. The Company had previously classified the value of these warrants to purchase common stock, when applicable, as equity. After further review, the Company has determined that these instruments should have been classified as derivative liabilities and therefore, the fair value of each instrument must be recorded as a derivative liability on the Company's balance sheet. Changes in the fair values of these instruments will result in adjustments to the amount of the recorded derivative liabilities and the corresponding gain or loss will be recorded in the Company's statement of operations. At the date of the conversion of each respective instrument or portion thereof (or exercise of the options or warrants or portion thereof, as the case may be), the corresponding derivative liability will be reclassified as equity.

The accompanying financial statements for the year ended December 31, 2005 and three months ended March 31, 2006 have been restated to effect the changes described above. The impact of the adjustments related to the classification of and accounting for the warrants for the period from inception to March 31, 2006 and the three months ended March 31, 2006 are summarized below. See Note 2 to our Financial Statements for an explanation of these restatements. The following tables show the net impact of the restatements on our net income and our balance sheet.

Balance Sheet Impact

The following table sets forth the effects of the restatement adjustments on the Company’s consolidated balance sheet as of March 31, 2006:

BALANCE SHEET
	As Previously
ASSETS	Reported		Restated
	3/31/06	Adjustments	3/31/2006
Current assets
Cash	$807,304		$807,304

Prepaid expenses	84,180		84,180
Total current assets	891,484		891,484

Other assets,
cash and cash equivalents held in trust fund	47,590,533		47,590,533

Total assets	$48,482,017		$48,482,017

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accrued accounting fees	$4,000	$-	$4,000
Income taxes payable	150,000		150,000
Derivative liability		6,579,000	6,579,000
Total current liabilities	154,000	6,579,000	6,733,000

Common stock, subject to possible redemption, 1,289,355 shares at redemption value plus interest income of $129,567 (net of taxes)	9,370,812	129,567	9,500,379

Stockholders’ equity
Preferred stock, $.001 par value, authorized 1,000,000 shares; none issued
Common stock, $.001 par value, authorized 50,000,000 shares; issued and outstanding 7,949,995 shares (which includes the 1,289,355 shares subject to possible redemption)	7,950		7,950
Paid-in capital in excess of par	38,542,855	(5,482,500)	33,060,355

Retained earnings	406,400	(1,226,067)	(819,667)
Total stockholders’ equity	38,957,205	(6,708,567)	32,248,638
	$48,482,017	$-	$48,482,017

Statement of Operations Impact

Statement of Operations from Inception through March 31, 2006
	As Previously
	Reported		Restated
	4/25/2005		4/25/2005
	(Inception) to		(Inception) to
	3/31/06	Adjustments	3/31/06

Interest income	$784,418	$-	$748,418
Gain (Loss) from Warrant Liability		(1,096,500)	(1,096,500)

Operating costs	168,018	-	168,018

Net income before income taxes	616,400	(1,096,500)	(480,100)

Income taxes	210,000	-	210,000

Net income	$406,400	$(1,096,500)	$(690,100)

Interest income attributable to common stock to possible conversion		129,567	129,567

Net income allocable to common stockholders not subject to possible conversion	-	(819,667)	$(819,667)

Weighted average shares outstanding basic and diluted	4,387,163	-	4,387,163

Net income per share basic and diluted	$0.09	$(0.25)	$(0.16)

Statement of Operations for the Quarter ended March 31, 2006:
	As Previously
	Reported		Restated
	1/1/06 to		1/1/06 to
	3/31/06		3/31/06
	Q1	Adjustments	Q1

Interest income	$478,126	$-	$478,126
Gain(Loss) from Warrant Liability		(1,096,500)	(1,096,500)

Operating costs	49,168	-	49,168

Net income before income taxes	428,958	(1,096,500)	(667,542)

Income taxes	150,000	-	150,000

Net income	$278,958	$(1,096,500)	$(817,542)

Interest income attributable to common stock to possible conversion		81,955	81,955

Net income allocable to common stockholders not subject to possible conversion	-	(899,497)	$(899,497)

Weighted average shares outstanding basic and diluted	7,949,995	-	7,949,995

Net income per share basic and diluted	$0.04	$(0.14)	$(0.10)

Results of Operations and Liquidity and Capital Resources

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

PART II — OTHER INFORMATION

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