Form 10KSB
period 2006-12-31
Key Hospitality Acquisition CORP
filed 2007-03-30
CIK 1326959

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 000-51545

KEY HOSPITALITY ACQUISITION CORPORATION

(Name of small business issuer in its charter)

Delaware	20-2742464
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The Registrant’s revenues for the most recent fiscal year are $2,3425,076.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common stock was sold, on the average bid and asked price of such common stock, as of March 29, 2007 was $48,181,500.

On March 27, 2007, 7,949,995 shares of the Registrant’s common stock, par value $0.001 per share, were outstanding.

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

Recent Developments

On March 22, 2007, we entered into an agreement and plan of merger (“Merger Agreement”) by which we will acquire Cay Clubs LLC and its affiliated companies (collectively, “Cay Clubs”). Since its founding in December 2004, Cay Clubs has focused on creating exclusive full-amenity destination resorts for guests and lifestyle communities for its member-owners. These include 15 properties and marinas in desirable locations, nine of which are in the Florida Keys. Cay Clubs has over 1,000 wet and dry boat slips and 12 restaurants on its properties. The properties include three Cay Clubs related to its strategic partnership with IMG sports/educational academies, the largest school created for young athletes and a leading provider of comprehensive sports training for all ages - in Bradenton and Orlando, Florida, and Crested Butte, Colorado. The newest Cay Club, in Las Vegas, is currently in the opening phase and there are several additional Cay Clubs in the development pipeline.

In exchange for all of the membership interests of Cay Clubs LLC outstanding immediately prior to the acquisition, we will issue 50,000,000 shares of our common stock and, provided that the transactions contemplated by an agreement with Sunvest are completed, an additional amount of 24,666,666 shares, which will be placed in escrow at closing pursuant to an escrow agreement as described below and may be subject to forfeiture to us in accordance with the following performance criteria:

•
For 2007, 4,333,333 shares will be earned if net income exceeds $50 million; an additional 5,333,333 shares if net income exceeds $60 million; and 5,333,333 shares if the Key Hospitality common stock trades above $11.24 for 30 consecutive days. However, the maximum number of shares earned in 2007 is capped at 12,333,333 shares even if all three milestones are met.

•
For 2008, 4,333,333 shares will be earned if net income exceeds $70 million; an additional 5,333,333 shares if net income exceeds $78 million; and 5,333,333 shares if the Key Hospitality common stock trades above $13.99 for 30 consecutive days. However, the maximum number of shares earned in 2008 is capped at 12,333,333 shares even if all three milestones are met.

Except for those shares retained in the escrow for the purpose of setting aside certain earned shares for the possible satisfaction of indemnification obligations, any shares in escrow that become earned shares based on the achievement of the performance criteria set forth above shall be released from escrow and delivered to the Clark Trust and Mr. Schwarz, the principals of Cay Clubs LLC, pro rata in accordance with the distribution of the merger consideration.

We will also adopt a stock plan under which an aggregate of approximately 3,000,000 shares will be available for grant under options and restricted stock awards to employees of the combined company.

For a more complete discussion of our proposed business combination, please see our Current Report on Form 8-K filed with the SEC on March 22, 2007.

We expect that the transaction will be consummated in the third quarter of 2007, after the required approval by our stockholders. However, unless otherwise indicated, the remainder of this Annual Report on Form 10-KSB relates to our company as of December 31, 2006 and assumes that the foregoing transaction is not consummated and that we must seek a different business combination.

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

Identifying a target business

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

Based upon publicly available information, approximately 92 similarly structured blank check companies have completed initial public offerings since August 2003 and numerous others have filed registration statements for initial public offerings. Of these companies, only 23 companies have consummated a business combination, while 21 other companies have announced they have entered into a definitive agreement for a business combination, but have not consummated such business combination. Additionally, five of these companies have recently announced that they will dissolve and distribute their assets to stockholders. Accordingly, there are approximately 43 blank check companies with more than $4.1 billion in trust that are seeking to carry out a business plan similar to our business plan. Furthermore, there are a number of additional offerings that are still in the registration process but have not completed initial public offerings and there are likely to be more blank check companies filing registration statements for initial public offerings prior to our completion of a business combination. While some of those companies have specific industries that they must complete a business combination in, a number of them may consummate a business combination in any industry they choose. We may therefore be subject to competition from these and other companies (including large private equity and similar firms) seeking to consummate a business plan similar to ours which will, as a result, increase demand for privately-held companies to combine with companies structured similarly to ours. Further, the fact that only 44 of such companies have either completed a business combination or entered into a definitive agreement for a business combination may be an indication that there are only a limited number of attractive target businesses available to such entities or that many privately-held target businesses may not be inclined to enter into business combinations with publicly held blank check companies like us. We cannot assure you that we will be able to successfully compete for an attractive business combination. Additionally, because of this competition, we cannot assure you that we will be able to effectuate a business combination within the required time periods. If we are unable to find a suitable target business within such time periods, we will be forced to liquidate.

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

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 2006.

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

	OTC Bulletin Board
	Common Stock		Warrants		Units
	High	Low	High	Low	High	Low
2005 Fourth Quarter	-	-	-	-	$7.95	$7.40
2006 First Quarter	$7.06	$6.96	$1.09	$0.80	$8.10	$7.61
2006 Second Quarter	$7.22	$6.91	$1.00	$0.80	$8.12	$7.65
2006 Third Quarter	$7.20	$7.05	$0.88	$0.64	$7.83	$7.68
2006 Fourth Quarter	$7.11	$7.24	$0.72	$0.44	$7.68	$7.52
2007 First Quarter*	$7.49	$7.24	$1.25	$0.40	$8.69	$7.66

* Through March 27, 2007

Holders

As of March 26, 2007, there were was one holder of record of our units, 13 holders of record of our common stock and one holder of record of our warrants.

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

Our net proceeds from the sale of our units, after deducting certain offering expenses of approximately $1,117,000, including $600,000 evidencing the underwriters’ non-accountable expense allowance of 1.25% of the gross proceeds (excluding the proceeds from the underwriters’ over-allotment), and underwriting discounts of approximately $2,400,000, were approximately $47,897,000. Of this amount, $46,942,000 was placed in trust and the remaining $955,000 was held outside of the trust. The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of the initial public offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. The net proceeds deposited into the trust fund remain on deposit in the trust fund and have earned $2,632,368 in interest through December 31, 2006. Through December 31, 2006, we have used $418,500 of the interest earned and net proceeds that were not deposited into the trust fund to pay general and administrative expenses.

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

Results of Operations and Liquidity and Capital Resources

For the period from April 25, 2005 (inception) through December 31, 2006, we had net income of $3,959,468, attributable to interest income of $2,631,368 and an unrealized gain from the derivative warrant liability of $2,515,500 less organization and formation expenses, operating expenses, income taxes and expenses in connection with the initial public offering.

On October 28, 2005, we closed our initial public offering of 6,000,000 units. On November 16, 2005, we consummated the closing of an additional 450,000 units that were subject to the underwriters’ over-allotment option. Each unit consists of one share of common stock and one redeemable common stock purchase warrant. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $6.00.

Our net proceeds from the sale of the 6,450,000 units, after deducting certain offering expenses of approximately $1,117,000, including $600,000 evidencing the underwriters’ non-accountable expense allowance of 1.25% of the gross proceeds (excluding the proceeds from the underwriters’ over-allotment), and underwriting discounts of approximately $2,400,000, were approximately $47,897,000. As of December 31, 2006, $48,757,617 is being held in trust and $639,019 is being held outside of the trust. The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of the initial public offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we have sufficient available funds outside of the trust fund to operate through October 28, 2007, assuming that a business combination is not consummated during that time. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

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

Item 8.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A.  Controls and Procedures.

Our management carried out an evaluation, with the participation of our principal executive, financial, and accounting officers, of the effectiveness of our disclosure controls and procedures as of December 31, 2006. Based upon that evaluation, our Chief Executive Officer and President concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.  Other Information.

None.

PART III

Item 9.    Directors and Executive Officers of the Registrant.

Our current directors and executive officers are as follows:

Name	Age	Position
W. Thomas Parrington	61	Co-Chairman
Jeffrey S. Davidson	47	Co-Chairman and Chief Executive Officer
Udi Toledano	56	Director and President
Stephen B. Siegel	62	Director
Glyn F. Aeppel	47	Director and Secretary

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

Jeffrey S. Davidson has been our chief executive officer and co-chairman of our board of directors since our inception. From January 2003 until March 2005, Mr. Davidson served as chief executive officer and director of Orange Hospitality Inc., a real estate investment trust, was a partner in the General Partner of Coqui Capital Partners, a Small Business Investment Company venture capital fund, since 2000. From 1997 through 1999, Mr. Davidson was a private investor and was not associated with any particular entity. From 1991 until 1997, Mr. Davidson was the chief executive officer and president of Magic Cinemas, LLC, a chain of motion pictures theaters with approximately $30 million of annual revenue. At Magic Cinemas, he developed over $100 million of real estate and was responsible for over 200 employees. In May 1997, he successfully negotiated the sale of the company to Regal Cinemas, Inc. From 1987 to 1991, Mr. Davidson founded and served as president of Mary Beth Associates, Inc., a $10 million chain of Taco Bell restaurants, where he was also responsible for establishing sales/marketing strategies and developing operating infrastructure. From 1984 to 1987, Mr. Davidson was the national sales manager of Grants Broadcasting, WGBS-TV, which was an owner and operator of independent television stations in Philadelphia, Miami and Chicago. Mr. Davidson received his undergraduate degree from Ohio University, where he received a BSJ in Journalism.

Udi Toledano has been our president and a member of our board of directors since our inception. Since January 2000, he has managed Millennium 3 Opportunity Fund, a venture capital fund, and since 1999, he has been the president of Millennium 3 Capital, Inc., a private investment company. From December 1993 until December 1999, Mr. Toledano was the president of Andromeda Enterprises, Inc., a private investment company. From 1983 to 1993, Mr. Toledano was the president of CR Capital Inc., where he made investments and completed financings in excess of $500 million in real estate, hotels, and in the shipping industry. Mr. Toledano was a partner in several hotel ventures, including as a co-developer of Hotel Nikko at Beverly Hills (now Le Meridien at Beverly Hills), a 304-room luxury hotel which opened in December 1991. Since 1994, Mr. Toledano has been a director of Universal Stainless & Alloy Products Inc. (NMS:USAP), a public company with year 2006 revenue over $200 million. Mr. Toledano has served on boards of both public and private companies in various fields, including technology, software and healthcare. Mr. Toledano holds a BSc in Physics and Mathematics and an MBA, both from the Hebrew University of Jerusalem.

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

Glyn F. Aeppel has been our secretary and a member of our board of directors since inception. Ms. Aeppel has over 20 years of hotel acquisitions and development experience, financing in excess of $1.5 billion in hotel properties. In April 2006, Ms. Aeppel was appointed Executive Vice President of Acquisitions and Development for Loews Hotels where she is spearheading the worldwide growth of the company. Prior to this, she was a principal of Aeppel and Associates, a hospitality advisory development company. From July 2002 to April 2004, Ms. Aeppel served as the executive vice president of business development for the Americas at Le Meridien Hotels and Resorts. From April 2001 to July 2002, Ms. Aeppel was the executive vice president of business development and acquisitions at Interstate Hotels & Resorts, Inc. (NYSE:IHR) and from 1995 to 1998 the vice president of development at Interstate. From 1998 to 2001, she was senior vice president of acquisitions and development for FFC Hospitality, LLC, a private equity fund founded by the co-founder and former chairman of Interstate. From 1993 to 1995, she was a partner in Lodging Evaluation Group, a hotel development and finance consulting company she co-founded. From 1990 to 1993, she was the director of development for Germany and Austria at Holiday Inn Worldwide (NYSE:IHC) in Wiesbaden, Germany. From 1988 to 1989, she was an international management consultant to Marriott International (NYSE:MAR) in Bonn, West Germany. From 1986 to 1988 she was a senior project finance analyst, treasury department for Marriott. Ms. Aeppel received an M.B.A. from the Harvard Graduate School of Business Administration and a B.A. from Principia College.

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

During the fiscal year ended December 31, 2006, the directors did not receive any cash compensation for their service as members of the board of directors.

Controls and Procedures

We do not currently, and are not required to, maintain an effective system of internal controls as defined by Section 404 of the Sarbanes-Oxley Act of 2002. We will be required to comply with the internal control requirements of the Sarbanes-Oxley Act for the fiscal year ending December 31, 2007. As of the date of this report, we have not completed an assessment, nor have our auditors tested our system, of internal control. We expect that we will assess the internal controls of our target business or businesses preceding the completion of a business combination and will then implement a schedule for implementation and testing of such additional controls as we may determine are required to state that we maintain an effective system of internal controls. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding the adequacy of its internal controls. Many small and mid-sized target businesses we consider for a business combination may have internal controls that need improvement in areas such as:

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

Board of Directors and Committees of the Board

Our board of directors had two (2) meetings during the fiscal year ended December 31, 2006. During the fiscal year ended December 31, 2006, each member of the board participated in at least 75% of all Board and applicable committee meetings held during the period for which he was a director.

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

Nominating and Governance Committee

The Nominating and Governance Committee is responsible for assisting identifying and recommending qualified candidates for director nominees to the board, and leading the board in its annual review of the board’s performance. All members of the Nominating Committee qualify as independent. The Nominating and Governance Committee had no meetings during 2006. W. Thomas Parrington and Stephen B. Siegel are the current members of the Nominating and Governance Committee. The Nominating and Governance Committee may consider candidates recommended by stockholders as well as from other sources such as other directors or officers, third party search firms or other appropriate sources. For all potential candidates, the Nominating and Governance Committee may consider all factors it deems relevant, such as a candidate’s personal integrity and sound judgment, business and professional skills and experience, independence, knowledge of the industry in which we operate, possible conflicts of interest, diversity, the extent to which the candidate would fill a present need in the board, and concern for the long-term interests of the stockholders. In general, persons recommended by stockholders will be considered on the same basis as candidates from other sources. If a stockholder wishes to nominate a candidate to be considered for election as a director at the 2006 Annual Meeting of Stockholders using the procedures set forth in the Company’s By-laws, it must follow the procedures described in Article 3.3 entitled “Nominations.” If a stockholder wishes simply to propose a candidate for consideration as a nominee by the Nominating and Governance Committee, it should submit any pertinent information regarding the candidate to the Nominating and Governance Committee by mail at our address. A copy of the Nominating Committee’s written charter is available upon written request.

Audit Committee

The Audit Committee recommends to the board of directors the appointment of the firm selected to serve as our independent auditors and our subsidiaries and monitors the performance of such firm; reviews and approves the scope of the annual audit and evaluates with the independent auditors our annual audit and annual financial statements; reviews with management the status of internal accounting controls; evaluates issues having a potential financial impact on us which may be brought to the Audit Committee’s attention by management, the independent auditors or the board; evaluates our public financial reporting documents; reviews the non-audit services to be performed by the independent auditors, if any; and considers the effect of such performance on the auditor's independence. W. Thomas Parrington and Stephen B. Siegel are the current members of the Audit Committee. All members of the Audit Committee satisfy the current independence standards promulgated by the Securities and Exchange Commission and by the American Stock Exchange, as such standards apply specifically to members of audit committees. The board has determined that each of Mr. Parrington and Mr. Siegel are “audit committee financial experts,” as the Securities and Exchange Commission has defined that term in Item 401 of Regulation S-K. The Audit Committee had one meeting during 2006.

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

During the fiscal year ended December 31, 2006, the directors did not receive any cash compensation for their service as members of the board of directors.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 27, 2007, by:

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

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership		Percentage of Outstanding Common Stock
Weiss Asset Management, LLC (2)	1,234,500	(3)	15.5%
Fir Tree, Inc. (4)	778,500	(5)	9.8%
The Baupost Group, L.L.C. (6)	726,500	(7)	9.1%
Azimuth Opportunity, Ltd. (8)	584,100	(9)	7.3%
Jeffrey S. Davidson	460,555	(10) (12)	6.1%
Udi Toledano	376,127	(11) (12)	4.7%
W. Thomas Parrington	166,666	(12)	2.1%
Stephen B. Siegel	100,000	(12)	1.3%
Glyn F. Aeppel	125,000	(12)	1.6%

All directors and executive officers as a group (five individuals)	1,228,348		15.4%

(1)	Unless otherwise indicated, the business address of each of the following is 4 Becker Farm Road, Roseland, New Jersey 07068.

(2)	The business address of Weiss Asset Management, LLC is 29 Commonwealth Avenue, 10th Floor, Boston, Massachusetts 02116.

(3)
Represents (i) 883,410 shares of common stock held by Weiss Asset Management, LLC and (ii) 351,090 shares of common stock held by Weiss Capital, LLC. Andrew M. Weiss, Ph.D., is the managing member of both Weiss Asset Management, LLC and Weiss Capital, LLC. The foregoing information was derived from a Schedule 13G filed with the SEC on January 18, 2007.

(4)	The business address of Fir Tree, Inc. is 535 5th Avenue, 31st Floor, New York, New York 10017.

(5)
Represents (i) 523,553 shares of common stock held by Sapling, LLC and (ii) 254,947 shares of common stock held by Fir Tree Recovery Master Fund, L.P. Fir Tree, Inc. is the investment manager of both entities. The foregoing information was derived from a Schedule 13G/A filed with the SEC on February 14, 2007.

(6)	The business address of The Baupost Group, L.L.C. is 10 St. James Avenue, Suite 2000, Boston, Massachusetts 02116.

(7)
Represents 726,500 shares of common stock held by The Baupost Group, L.L.C (“Baupost”). Seth A. Klarman is the sole director of the SAK Corporation, the manager of Baupost and a controlling person of Baupost. The foregoing information was derived from a Schedule 13G filed with the SEC on February 13, 2007.

(8)	The business address of Azimuth Opportunity, Ltd. is c/o W. Smiths Finance, Nemours Chambers, P.O. Box 3170, Road Town, Tortola, British Virgin Islands.

(9)	Represents 584,100 shares of common stock held by Azimuth Opportunity, Ltd. The foregoing information was derived from a Schedule 13G/A filed with the SEC on February 14, 2007.

(10)	Shares held jointly with his wife.

(11)	Includes: (i) 127,000 shares held by his wife Janet Toledano and (ii) 66,666 shares held in trust for the benefit of his children.

(12)	Does not include shares of common stock issuable upon exercise of warrants held by such individual that are not currently exercisable and will not become exercisable within 60 days.

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

Balance Sheets

Income Statements

Statements of Stockholders’ Equity

Statements of Cash Flows

Notes to Financial Statements

2. Financial Statement Schedule(s):

All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

3. Exhibits:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation.*

3.2	By-laws.*

4.1	Specimen Unit Certificate.*

4.2	Specimen Common Stock Certificate.*

4.3	Specimen Warrant Certificate.*

4.4	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Company.*

4.5	Form of Unit Purchase Option to be granted to Representative. *

10.1	Letter Agreement among the Registrant, Maxim Group LLC and Jeffrey S. Davidson.*

10.2	Letter Agreement among the Registrant, Maxim Group LLC and Udi Toledano.*

10.3	Letter Agreement among the Registrant, Maxim Group LLC and W. Thomas Parrington.*

10.4	Letter Agreement among the Registrant, Maxim Group LLC and Stephen B. Siegel.*

10.5	Letter Agreement among the Registrant, Maxim Group LLC and Glyn F. Aeppel.*

10.6	Letter Agreement among the Registrant, Maxim Group LLC and Robert Chefitz.*

10.7	Letter Agreement among the Registrant, Maxim Group LLC and Burton Koffman.*

10.8	Letter Agreement among the Registrant, Maxim Group LLC and Michael Signorelli.*

10.9	Letter Agreement among the Registrant, Maxim Group LLC and Janet Toledano.*

10.10	Letter Agreement among the Registrant, Maxim Group LLC and Trust F/B/O Alexander and Anna Toledano DTD 9/2/93.*

10.11	Letter Agreement among the Registrant, Maxim Group LLC and Rick Davidson.*

10.12	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.*

10.13	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders.*

10.14	Promissory Note, dated May 2, 2005, issued to Jeffrey S. Davidson.*

10.15	Promissory Note, dated May 2, 2005, issued to Udi Toledano.*

10.16	Form of Registration Rights Agreement among the Registrant and the Initial Stockholders.*

10.17	Form of Warrant Purchase Agreement between the Insiders and Maxim Group LLC*

10.18	Services Agreement between Millennium 3 Capital, Inc. and the Registrant.*

10.19	Letter Agreement among the Registrant, Maxim Group LLC, Alan S. Parsow and Elkhorn Partners Limited Partnership *

10.20	Agreement and Plan of Merger dated as of March 22, 2007 among the Registrant, Key Merger Sub, LLC, Cay Clubs LLC, and the members of Cay Clubs LLC.**

10.21	Form of Employment Agreement between the Registrant and Mr. Dave Clark in connection with the closing of the Merger.**

10.22	Form of Employment Agreement between the Registrant and Mr. David Schwarz in connection with the closing of the Merger.**

10.23
Form of Escrow Agreement to be entered into in connection with the closing of the Merger by and among the Registrant, the Clark Trust, Mr. David Schwarz and Continental Stock Transfer & Trust Company, as Escrow Agent.**

10.24	Form of Registration Rights Agreement to be entered into in connection with the closing of the Merger between the Registrant and the former members of Cay Clubs LLC.**

14	Code of Business Conduct and Ethics*

23.1	Consent of Rothstein, Kass and Company, P.C.*

24	Power of Attorney.*

31.1	Certification of the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

* Incorporated by reference to exhibits of the same number filed with the Registrant’s Registration Statement on Form S-1 or amendments thereto (File No. 333-125009).

* Incorporated by reference to exhibits of the same number filed with the Registrant’s Registration Statement on Form S-1 or amendments thereto (File No. 333-125009).

Item 14.    Principal Accountant Fees and Services.

Audit Fees

During the fiscal year ended December 31, 2006, we paid, or expect to pay, our principal accountant $28,750 for the services they performed in connection with services performed included due diligence services.

Audit-Related Fees

During 2006, our principal accountant did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

Tax Fees

During 2006 and 2005, our principal accountant rendered services to us for tax compliance, tax advice and tax planning. The fees for these services were approximately $5,000 for each year.

All Other Fees

During 2006, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

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

KEY HOSPITALITY ACQUISITION CORPORATION

Date: March 30, 2007	By:	/s/ Jeffrey S. Davidson
Jeffrey S. Davidson
Co-Chairman of the Board and Chief Executive Officer

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey S. Davidson Jeffrey S. Davidson	Chief Executive Officer and Co-Chairman (principal executive officer)	March 30, 2007

/s/ Udi Toledano Udi Toledano	President and Director (principal financial and accounting officer)	March 30, 2007

/s/ W. Thomas Parrington W. Thomas Parrington	Co-Chairman	March 30, 2007

/s/ Glyn F. Aeppel Glyn F. Aeppel	Secretary and Director	March 30, 2007

/s/ Stephen B. Siegel Stephen B. Siegel	Director	March 30, 2007

KEY HOSPITALITY ACQUISITION CORPORATION
(a corporation in the development stage)

KEY HOSPITALITY ACQUISITION CORPORATION
(a corporation in the development stage)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Key Hospitality Acquisition Corporation

We have audited the accompanying balance sheet of Key Hospitality Acquisition Corporation (a corporation in the development stage) as of December 31, 2006 and the related statements of operations, stockholders’ equity, and cash flows for the periods from April 25, 2005 (inception) to December 31, 2005, January 1, 2006 to December 31, 2006 and April 25, 2005 (inception) to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Key Hospitality Acquisition Corporation (a corporation in the development stage) as of December 31, 2006, and the results of its operations and its cash flows for the period from April 25, 2005 (inception) to December 31, 2005, January 1, 2006 to December 31, 2006 and April 25, 2005 (inception) to December 31, 2006, are in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Key Hospitality Acquisition Corporation will continue as a going concern. As discussed in Note 1 to the financial statements, Key Hospitality Acquisition Corporation will face a mandatory liquidation if a business combination is not consummated by October 28, 2007, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rothstein, Kass & Company, P.C.

Roseland, New Jersey
March 9, 2007

KEY HOSPITALITY ACQUISITION CORPORATION
(a corporation in the development stage)

Balance Sheet

ASSETS
December 31, 2006
Current assets
Cash	$639,019

Prepaid expenses	51,260
Total current assets	690,279

Other assets,
cash and cash equivalents held in trust fund	48,757,617

Total assets	$49,447,896

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Income taxes payable	$82,310
Derivative liabilty	2,967,000

Total current liabilities	3,049,310

Common stock, subject to possible redemption, 1,289,355 shares at
redemption value plus interest income of $362,960 (net of taxes)	9,733,772

Stockholders’ equity
Preferred stock, $.001 par value, authorized 1,000,000 shares; none issued
Common stock, $.001 par value, authorized 50,000,000 shares; issued and outstanding 7,949,995 shares (which includes the 1,289,355 shares subject to possible redemption)	7,950
Paid-in capital in excess of par	33,060,355

Retained earnings	3,596,508
Total stockholders’ equity	36,664,813
$49,447,896

See accompanying notes to financial statements

KEY HOSPITALITY ACQUISITION CORPORATION
(a corporation in the development stage)

STATEMENTS OF OPERATIONS

	January 1, 2006	April 25, 2005	April 25, 2005
	to	to	to
	December 31, 2006	December 31, 2005	December 31, 2006

Interest income	$2,325,076	$306,292	$2,631,368
Unrealized gain from warrant liability	2,515,500		2,515,500

Operating costs	299,650	118,850	418,500

Net income before income taxes	$4,540,926	$187,442	$4,728,368

Income taxes	708,899	60,000	768,899

Net income	$3,832,027	$127,442	$3,959,469

Weighted average shares outstanding basic	7,949,995	1,662,647	5,983,733

Net income per share basic	$0.48	$0.08	$0.66

Weighted average shares outstanding diluted	8,959,624	1,662,647	7,260,799

Net income per share diluted	$0.43	$0.08	$0.55

Interest income attributable to common stock to possible
conversion	315,349	47,611	362,960

Net income allocable to common stockholders not subject to
possible conversion	3,516,678	79,831	3,596,508

See accompanying notes to financial statements

STATEMENT OF STOCKHOLDERS EQUITY

For period from April 25, 2005 (inception) to December 31, 2006

	Common Stock Shares	Amount	Paid-in Capital in Excess of Par	Retained Earnings	Stockholders’ Equity

Common shares issued on April 27, 2005 at a price of $.017 per share	1,499,995	$1,500	$23,500	$-	$25,000

Sale of 6,000,000 shares on October 28, 2005 at a price of $8 per share, net of underwriters’ discount and offering expenses (includes 1,199,400 shares subject to possible redemption)	6,000,000	6,000	44,514,514		44,520,514

Sale of an option on October 28, 2005 at a price of $100 for 300,000 units			100		100

Sale of 450,000 shares on November 16, 2005 at a price of $8 per share, net of underwriters’ discount and offering expenses (includes 89,955 shares subject to possible redemption)	450,000	450	3,375,553		3,376,003

Proceeds subject to possible redemption 1,289,355 shares			(9,370,812)		(9,370,812

Adjustment for derivative liability			(5,482,500)		(5,482,500)

Net income allocable to common shareholders not subject to possible conversion				79,831	79,831

Balances, at December 31, 2005	7,949,995	$7,950	$33,060,355	$79,831	$33,148,136

Net income allocable to common shareholders not subject to possible conversion				3,516,678	3,516,678

Balances, at December 31, 2006	7,949,995	$7,950	$33,060,355	$3,596,508	$36,664,813

See accompanying notes to financial statements

STATEMENT OF CASH FLOWS

For periods from January 1, 2006 to December 31, 2006, April 25,  2005 (inception) to December 31, 2006 and April 25, 2005 (inception) toDecember 31, 2005

	January 1, 2006	April 25, 2005	April 25, 2005
	to	(inception) to	(inception) to
	December 31, 2006	December 31, 2006	December 31, 2005
Cash flows from operating activities
Net income	3,832,027	3,959,468	127,442

Increase (decrease) in cash attributable to change in

Derivative liabilities	(2,515,500)	(2,515,500)
Prepaid expenses	47,948	(51,260)	(99,208)
Accrued Legal fees	(25,000)		25,000
Accrued Accounting Fees	(24,000)		24,000
Accrued Franchise taxes	(52,700)		52,700
Income Taxes payable	22,310	82,310	60,000
Net cash provided by operating activities	1,285,085	1,475,019	189,934

Cash flows from Investing activities
Net cash used in investing activity, cash held in trust	(1,576,902)	(48,757,617)	(47,180,715)

Cash flows from financing activities
Proceeds from sale of common stock		25,000	25,000
Proceeds from notes payable, stockholders		151,000	151,000
Payment of notes payable, stockholders		(151,000)	(151,000)
Gross proceeds of public offering		51,600,000	51,600,000
Payments of costs of public offering		(3,703,483)	(3,703,483)
Sale of option		100	100
Net cash provided by financing activities	-	47,921,617	47,921,617

Net (decrease) increase in cash	(291,817)	639,019	930,836
Cash, beginning of period	930,836
Cash, end of period	639,019	639,019	930,836

Supplemental Schedule of non-cash financing activity:

Derivative liability	$2,967,000	$2,967,000	$5,482,500

Supplemental cash flow disclosures

Income taxes paid	$626,589	$626,589

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

All activity from April 25, 2005 (inception) to December 31, 2006 relates to the Company’s formation and public offering described below.

The registration statement for the Company’s initial public offering (the “Offering”) was declared effective on October 20, 2005. The Company consummated two separate offerings on October 28, 2005 and then on November 16, 2005 and received cumulative net proceeds of approximately $47,897,000. The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with an operating company. As used herein, a “target business” shall include an operating business that provides services and a “business combination” shall mean the acquisition by the Company of such a target business.

The Company’s efforts in identifying a prospective target business will not be limited to a particular industry, although management intends to focus on operating business in the hospitality industry. The Company believes that current and anticipated growth in hotels, gaming and hospitality services should create attractive opportunities with significant potential for capital appreciation.

An amount of $48,757,617 is being held in a trust account at JP Morgan Chase NY Bank maintained by Continental Stock Transfer & Trust Company acting as trustee and invested until the earlier of (i) the consummation of the Company’s first business combination or (ii) the liquidation of the Company. The remaining proceeds may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

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

In the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering, or 24 months from the consummation of the Offering if certain extension criteria have been satisfied, the proceeds held in the Trust Account will be distributed to the Company’s public stockholders, excluding the founding stockholders to the extent of their initial stock holdings. In the event of such distribution, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Unit in the Offering.

1. Nature of operations and summary of significant accounting policies (continued)

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

Warrant Liability

The Company has outstanding warrants which provide for the Company to register the shares underlying the warrants and is silent as to the penalty to be incurred in the absence of the Company’s ability to deliver registered shares to the warrant holders upon warrant exercise. Under ElTF No. 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock" (“EITF 00-19”), registration of the common stock underlying the warrants is not within the Company’s control. As a result, the Company must assume that it may be required to settle the warrants on a net cash basis, thereby necessitating the treatment of the potential settlement obligation as a liability. Furthermore, EITF 00-19 requires the Company to record the potential settlement liability at each recording date using the current estimated fair value of the warrants, with any charges being recorded through the Company’s statement of operations. The potential settlement obligation will continue to be reported as a liability until such time that the warrants are exercised, expire or the Company is otherwise able to modify registration requirements to remove the provisions that require this treatment. The fair value of the warrant liability is determined based upon the outstanding warrants at December 31, 2006 of 6,450,000 at the trading value of $.46 per warrant. The trading value of the warrant was determined based upon the last sales price as of the last business day of the year.

Recently issued accounting standards

On July 13, 2006, the Financial Accounting Standards Board (FASB) released FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are "more-likely-than-not" of being sustained by the applicable tax authority. Tax benefits of positions nor deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. Adoption of FIN 48 is required for fiscal years beginning after December 15, 2006 and is to be applied to all open tax years as of the effective date. At this time, management is evaluating the implications of FIN 48 and its impact on the financial statements has not yet been determined.

In addition, in September 2006, the Statement of Financial Accounting Standard No. 157, Fair Value Measurements (SFAS 157), was issued and is effective for fiscal years beginning after November 15,2007. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Management is currently evaluating the impact the adoption of SFAS 157 will have on the Company’s financial statements and their disclosures and its impact has not yet been determined.

2 Initial public offering

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

3 Income taxes

The Company’s provision for income taxes reflects the application of federal, state and statutory city statutory rates to the Company’s net income before taxes. The effective tax rate was 15% for the period April 25, 2005 (date of inception) to December 31, 2006.

Components of the provision for income taxes as of December 31, 2006 and 2005 are as follows:

Current	2006	2005
Federal	$561,758	$54,600
State	187,131	5,400
Total Current	$768,889	$60,000

The effective income tax rate differs from the statutory rate of 34% principally due to the effect of the state income taxes. There is a permanent difference in the unrealized gain on the warrant liability.

Income tax expense for the years ended December 31, 2006 and 2005 was $708,889 and $60,000 respectively. The expense is for current federal income taxes

4 Commitments and contingencies

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

5 Preferred stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences, as may be determined from time to time by the Board of Directors.

6 Subsequent Event

On March 22, 2007, the Company entered into an agreement and plan of merger (“Merger Agreement”) by which it will acquire Cay Clubs LLC and its affiliated companies (collectively, “Cay Clubs”). Since its founding in December 2004, Cay Clubs has focused on creating exclusive full-amenity destination resorts for guests and lifestyle communities for its member-owners. These include 15 properties and marinas in desirable locations, nine of which are in the Florida Keys. Cay Clubs has over 1,000 wet and dry boat slips and 12 restaurants on its properties. The properties include three Cay Clubs related to its strategic partnership with IMG sports/educational academies, the largest school created for young athletes and a leading provider of comprehensive sports training for all ages - in Bradenton and Orlando, Florida, and Crested Butte, Colorado. The newest Cay Club, in Las Vegas, is currently in the opening phase and there are several additional Cay Clubs in the development pipeline.

In exchange for all of the membership interests of Cay Clubs LLC outstanding immediately prior to the acquisition, the Company will issue 50,000,000 shares of its common stock and, provided that the transactions contemplated by an agreement with a third party are completed, an additional amount of 24,666,666 shares, which will be placed in escrow at closing pursuant to an escrow agreement as described below and may be subject to forfeiture to the Company in accordance with the following performance criteria:

•
For 2007, 4,333,333 shares will be earned if net income exceeds $50 million; an additional 5,333,333 shares if net income exceeds $60 million; and 5,333,333 shares if the Company common stock trades above $11.24 for 30 consecutive days. However, the maximum number of shares earned in 2007 is capped at 12,333,333 shares even if all three milestones are met.

•
For 2008, 4,333,333 shares will be earned if net income exceeds $70 million; an additional 5,333,333 shares if net income exceeds $78 million; and 5,333,333 shares if the Company common stock trades above $13.99 for 30 consecutive days. However, the maximum number of shares earned in 2008 is capped at 12,333,333 shares even if all three milestones are met.

Except for those shares retained in the escrow for the purpose of setting aside certain earned shares for the possible satisfaction of indemnification obligations, any shares in escrow that become earned shares based on the achievement of the performance criteria set forth above shall be released from escrow and delivered to the Clark Trust and Mr. Schwarz, the principals of Cay Clubs LLC, pro rata in accordance with the distribution of the merger consideration.

The Company also will adopt a stock plan under which an aggregate of approximately 3,000,000 shares will be available for grant under options and restricted stock awards to employees of the combined company.

Funds raised by the Company in its initial public offering in October 2005 currently being held in trust totaling approximately $48.7 million will be used to fund Cay Clubs’ future growth.

The combined company will operate as Cay Clubs Inc. and will seek to list its common stock for trading on a national stock exchange effective upon closing.

The proposed merger has been unanimously approved by the Board of Directors of the Company and the Members of Cay Clubs. It is subject to the approval by a majority of the shareholders of the Company in person or by proxy at a meeting to be held for that purpose as well as certain closing conditions. In addition, the Company will not complete the merger if its stockholders holding 20% or more of the stock issued in its initial public offering both vote against the merger and elect to convert their shares of common stock into a pro rata share of the funds in the Company’s trust account, as set forth in the Company’s certificate of incorporation.