Form 10QSB
period 2007-03-31
Key Hospitality Acquisition CORP
filed 2007-05-15
CIK 1326959

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

☒    Quarterly Report under Sections 13 or 15(d) of
the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2007

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

As of May 2nd, 2007, there were 7,949,995 outstanding shares of the Registrant’s Common Stock, $0.001 par value per share.

Transitional Small Business Disclosure Format. Yes ☐ No ☒

KEY HOSPITALITY ACQUISITION CORPORATION
March 31, 2007 QUARTERLY REPORT ON FORM 10-QSB
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KEY HOSPITALITY ACQUISITION CORPORATION
(a corporation in the development stage)

CONDENSED BALANCE SHEET

BALANCE SHEET

ASSETS
March 31, 2007
(Unaudited)
Current assets
Cash	$424,032
Prepaid expenses	274,031
Deferred tax asset	204,000
Total current assets	902,063

Other assets,
Deferred acquisition costs	158,655
Cash and cash equivalents held in trust fund	48,817,414

Total assets	$49,878,132

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liability
Warrant liabilty	$8,320,500

Common stock, subject to possible redemption, 1,289,355 shares at
redemption value plus interest income of $374,733 (net of taxes)	9,745,545

Stockholders’ equity
Preferred stock, $.001 par value, authorized 1,000,000 shares; none issued
Common stock, $.001 par value, authorized 50,000,000 shares; issued and outstanding 7,949,995 shares (which includes the 1,289,355 shares subject to possible redemption)	7,950
Paid-in capital in excess of par	33,060,355

Accumulated deficit	(1,256,218)
Total stockholders’ equity	31,812,087
$49,878,132

See accompanying notes to financial statements.

KEY HOSPITALITY ACQUISITION CORPORATION
(a corporation in the development stage)

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

			4/25/2005
	January 1, 2007	January 1, 2006	(inception)
	to	to	to
	March 31, 2007	March 31, 2006	March 31, 2007

Interest income	$564,542	$478,126	$3,195,910
Loss from warrant liability	(5,353,500)	(1,096,500)	(2,838,000)

Operating costs	89,855	49,168	508,356

Net loss before income taxes	(4,878,813)	(667,542)	(150,445)

Income taxes (benefit)	(37,860)	150,000	731,040

Net loss	$(4,840,954)	$(817,542)	$(881,485)

Weighted average shares outstanding basic	7,949,995	7,949,995	6,236,102

Net loss per share basic	$(0.61)	$(0.10)	$(0.14)

Weighted average shares outstanding diluted	7,949,995	7,949,995	6,236,102

Net loss per share diluted	$(0.61)	$(0.10)	$(0.14)

Interest income attributable to common stock to possible
conversion	$11,773	$81,955	$374,733

Net loss allocable to common stockholders not subject to
possible conversion	$(4,852,726)	$(899,497)	$(1,256,218)

See accompanying notes to financial statements.

KEY HOSPITALITY ACQUISITION CORPORATION
(a corporation in the development stage)

CONDENSED STATEMENT OF CASH FLOWS (Unaudited)

	January 1, 2007	January 1, 2006	April 25, 2005
	to	to	(inception) to
	March 31, 2007	March 31, 2006	March 31, 2007
Cash flows from operating activities
Net loss	(4,840,954)	(817,542)	(881,485)
Warrant liability	5,353,500	1,096,500	2,838,000
Deferred taxes	(204,000)		(204,000)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Increase (decrease) in cash attributable to change in

Prepaid assets	(254,550)		(254,550)
Prepaid expenses	31,780	15,028	(19,480)
Accrued legal fees	-	(25,000)
Accrued accounting fees	-	(20,000)
Accrued franchise taxes	-	(52,700)
Income taxes payable	(82,310)	90,000	-
Net cash provided by (used in) operating activities	3,466	286,286	1,478,485

Cash flows from Investing activities
Cash held in trust	(59,797)	(409,818)	(48,817,414)
Deferred acquisition costs	(158,655)	-	(158,655)
Net cash used in investing activities	(218,453)	(409,818)	(48,976,070)

Cash flows from financing activities
Proceeds from sale of common stock		-	25,000
Proceeds from notes payable, stockholders		-	151,000
Payment of notes payable, stockholders		-	(151,000)
Gross proceeds of public offering		-	51,600,000
Payments of costs of public offering		-	(3,703,483)
Sale of option	-	-	100
Net cash provided by financing activities	-	-	47,921,617

Net (decrease) increase in cash	(214,987)	(123,532)	424,032
Cash, beginning of period	639,019	930,836	-
Cash, end of period	424,032	807,304	424,032

Supplemental Schedule of non-cash financing activity:
Warrant liability	$2,967,000	$6,570,000	$2,967,000

Supplemental cash flow disclosure:
Income Taxes Paid	$503,000	$-	$857,753.70

See accompanying notes to financial statements.

KEY HOSPITALITY ACQUISITION CORPORATION
(a corporation in the development stage)

NOTES TO CONDENSED FINANCIAL STATEMENTS
1.	Basis of presentation

The accompanying unaudited condensed financial statements have been prepared by the Company and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of March 31, 2007 and the financial results for the three months ended March 31, 2007, in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to Form 10-QSB and Regulation SB.

Certain information and footnote disclosures normally included in the Company’s annual audited financial statements have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three ended March 31, 2007 are not necessarily indicative of the results of operations to be expected for a full fiscal year. These interim condensed financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 2006, which are included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

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

Most of the activity from April 25, 2005 (inception) to March 31, 2007 relates to the Company’s formation and public offering described below.

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

4.	Related Party

The Company has agreed to pay up to $7,500 a month in total for office space and general and administrative expenses to related entities of two stockholders. Upon completion of a business combination or liquidation, the Company will no longer be required to pay these monthly fees.

5.	Income taxes

Effective January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). There were no unrecognized tax benefits as of January 1, 2007 and as of March 31, 2007.  FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.  The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense.  No amounts were accrued for the payment of interest and penalties at January 1, 2007. There was no change to this balance at March 31, 2007.  Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The adoption of the provisions of FIN 48 did not have a material impact on the Company’s financial position, results of operations and cash flows.

Income tax expense (benefit) for the three months ended March 31, 2007 and 2006 was approximately ($38,000) and $150,000 respectively. The expense is for current federal and state income taxes. The effective tax rate of 0.8% for the three months ended March 31, 2007, differs from the federal statutory rate of approximantly 35% as a result of the loss on the warrant liability which is a permanent difference and the deferred tax asset.

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. As of March 31, 2007, the Company has a deferred tax asset of approximately $204,000. As of December 31, 2006, the deferred tax asset was approximately $167,000 and had a full valuation allowance on it. Management has changed its position at year end and feels that the deferred tax asset will be fully utilized.

KEY HOSPITALITY ACQUISITION CORPORATION
(a corporation in the development stage)

NOTES TO CONDENSED FINANCIAL STATEMENTS
6.	Proposed Acquisition of Cay Clubs

On March 22, 2007, the Company entered into an agreement and plan of merger (“Merger Agreement”) by which it will acquire Cay Clubs LLC and its affiliated companies (collectively, “Cay Clubs”). Since its founding in December 2004, Cay Clubs has focused on creating exclusive full-amenity destination resorts for guests and lifestyle communities for its member-owners. These include 14 properties and marinas in desirable locations, nine of which are in the Florida Keys. Cay Clubs has over 900 wet and dry boat slips and 12 restaurants on its properties. The properties include three Cay Clubs related to its strategic partnership with IMG sports/educational academies, the largest school created for young athletes and a leading provider of comprehensive sports training for all ages - in Bradenton and Orlando, Florida, and Crested Butte, Colorado. The newest Cay Club, in Las Vegas, is currently in the opening phase and there are several additional Cay Clubs in the development pipeline.

In exchange for all of the membership interests of Cay Clubs LLC outstanding immediately prior to the acquisition, the Company will issue 50,000,000 shares of its common stock and, provided that the transactions contemplated by the Sunvest agreement are completed, an additional amount of 24,666,666 shares, which will be placed in escrow at closing pursuant to an escrow agreement as described below and may be subject to forfeiture to the Company in accordance with the following performance criteria:

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

Most of the activity from April 25, 2005 (inception) to March 31, 2007 relates to our formation and public offering described below.

Proposed Acquisition of Cay Clubs

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

The merger is subject to the approval by our stockholders representing a majority of our common stock in person or by proxy at a meeting to be held for that purpose as well as certain closing conditions. In addition, we will not complete the merger if our stockholders holding 20% or more of the stock issued in our initial public offering both vote against the merger and elect to convert their shares of common stock into a pro rata share of the funds in the trust account. If we do not consummate the merger with Cay Clubs, we will dissolve and liquidate.

Comparison of Three Months Ended March 30, 2007 with Three Months Ended March 31, 2006

For the three months ended March 31, 2007, we had a net loss of approximately $5,055,954, consisting of interest income of $564,542, a loss from warrant liability of $5,353,500, operating costs of $89,855 and income taxes of $166,140, as compared to a loss of $817,542 derived from formation, loss from warrant liability and pre-offering expenses for the same period the previous year. Interest income is derived primarily from investment of our cash balances held in trust, which aggregated approximately $48,817,414 at March 31, 2007. The cash balance held in trust is invested primarily in treasury bills.

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

Our net proceeds from the sale of the 6,450,000 units, after deducting certain offering expenses of approximately $1,117,000, including $600,000 evidencing the underwriters’ non-accountable expense allowance of 1.25% of the gross proceeds (excluding the proceeds from the underwriters’ over-allotment), and underwriting discounts of approximately $2,400,000, were approximately $47,897,000. Of this amount, $46,942,000 was placed in the trust account (including deferred underwriting fees of $903,000) and interest on this amount is also held in the trust account. The remaining $955,000 is being held outside of the trust. The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of the initial public offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. At March 31, 2007, we had cash and cash equivalents outside of the trust account of $424,033 and cash and cash equivalents held in the trust account of $48,817,414. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we have sufficient available funds outside of the trust fund to operate through October 28, 2007, assuming that a business combination is not consummated during that time. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

We pay Millennium 3 Capital, Inc., an affiliate of our president, an aggregate fee of $7,500 per month which includes the cost of the office space and the cost of other general and administrative services provided to us by such affiliate.

3

ITEM 3. CONTROLS AND PROCEDURES

Our management carried out an evaluation, with the participation of our principal executive, financial, and accounting officers, of the effectiveness of our disclosure controls and procedures as of March 31, 2007. Based upon that evaluation, our chief executive officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

4

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no material legal proceedings pending against us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5. OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibits

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification

5

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KEY HOSPITALITY ACQUISITION CORPORATION

Date: May 15, 2007	By:	/s/ Jeffrey S. Davidson
Jeffrey S. Davidson
Co-Chairman of the Board and Chief Executive Officer