Form 10QSB
period 2007-06-30
Key Hospitality Acquisition CORP
filed 2007-08-13
CIK 1326959

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

☒   Quarterly Report under Sections 13 or 15(d) of
the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2007

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
Yes ☒ No ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☒ No ☐

As of August 13, 2007 2nd, 2007, there were 7,949,995 outstanding shares of the Registrant’s Common Stock, $0.001 par value per share.

Transitional Small Business Disclosure Format.Yes ☐ No ☒

KEY HOSPITALITY ACQUISITION CORPORATION
June 30, 2007 QUARTERLY REPORT ON FORM 10-QSB

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KEY HOSPITALITY ACQUISITION CORPORATION
(a corporation in the development stage)

CONDENSED BALANCE SHEET
June 30, 2007 (Unaudited)
ASSETS
Current assets
Cash	$280,903
Prepaid expenses	448,837
Deferred tax asset	204,000
Total current assets	933,740

Other assets,
Deferred Acquisition Costs	158,655
Cash and cash equivalents held in trust fund	49,119,714

Total assets	$50,212,109

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Warrant liabilty	$7,611,000

Common stock, subject to possible redemption, 1,289,355 shares at redemption value plus interest income of $495,826 (net of taxes)	9,866,637

Stockholders’ equity
Preferred stock, $.001 par value, authorized 1,000,000 shares; none issued
Common stock, $.001 par value, authorized 50,000,000 shares; issued and outstanding 7,949,995 shares (which includes the 1,289,355 shares subject to possible redemption)	7,950
Paid-in capital in excess of par	33,060,355

Accumulated deficit	(333,833)
Total stockholders’ equity	32,734,472
$50,212,109

See accompanying notes to financial statements.

KEY HOSPITALITY ACQUISITION CORPORATION
(a corporation in the development stage)

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	April 1, 2007 to June 30, 2007	April 1, 2006 to June 30, 2006	January 1, 2007 to June 30, 2007	January 1, 2006 to June 30, 2006	April 25 2005 (inception) to December 31, 2007
Interest income	$637,644	$594,276	$1,202,186	$1,072,402	$3,833,554
Gain(loss) from warrant liability	709,500	1,419,000	(4,644,000)	322,500	(2,128,500)

Operating costs	123,830	73,004	213,686	122,172	632,186

Net income(loss) before income taxes	1,223,314	1,940,272	(3,655,500)	1,272,730	1,072,868

Income taxes (benefit)	(24,165)	190,000	141,975	340,000	910,875

Net income(loss)	$1,247,479	$1,750,272	$(3,797,475)	$932,730	$161,993

Weighted average shares outstanding basic	7,949,995	7,949,995	7,949,995	7,949,995	6,432,954

Net income(loss) per share basic	$0.16	$0.22	$(0.48)	$0.12	$0.03

Weighted average shares outstanding diluted	8,270,298	8,910,202	7,949,995	8,862,922	8,208,072

Net income(loss) per share diluted	$0.15	$0.20	$(0.48)	$0.11	$0.02

Interest income attributable to common stock to possible conversion ( Net of taxes)	60,454	102,998	72,412	184,954	495,826

Net income(loss) allocable to common stockholders not subject to possible conversion	1,187,025	1,647,274	(3,869,887)	747,776	(333,833)

See accompanying notes to financial statements.

KEY HOSPITALITY ACQUISITION CORPORATION
(a corporation in the development stage)

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
	January 1, 2007 to June 30, 2007	January 1, 2006 to June 30, 2006	April 25, 2005 (inception) to June 30, 2007
Cash flows from operating activities
Net income(loss)	(3,797,475)	932,730	161,994
Warrant liability	4,644,000	(322,500)	2,128,500
Deferred taxes	(204,000)		(204,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Increase (decrease) in cash attributable to change in

Prepaid assets	(396,010)		(396,010)
Prepaid expenses	(1,569)	10,058	(52,829)
Accrued legal fees		(25,000)
Accrued accounting fees		(16,000)
Accrued franchise taxes		(52,700)
Income taxes payable	(82,310)	207,197
Net cash provided by operating activities	162,636	733,785	1,637,655

Cash flows from investing activities
Cash held in trust	(362,097)	(924,861)	(49,119,714)
Deferred acquisition costs	(158,655)	-	(158,655)
Net cash used in investing activities	(520,752)	(924,861)	(49,278,369)

Cash flows from financing activities
Proceeds from sale of common stock			25,000
Proceeds from notes payable, stockholders			151,000
Payment of notes payable, stockholders			(151,000)
Gross proceeds of public offering			51,600,000
Payments of costs of public offering			(3,703,483)
Sale of option			100
Net cash provided by financing activities	-	-	47,921,617

Net (decrease) increase in cash	(358,116)	(191,076)	280,903
Cash, beginning of period	639,019	930,836
Cash, end of period	$280,903	$739,760	$280,903

Supplemental Schedule of non-cash financing activity:
Warrant liability	$7,611,000	$5,160,000	$2,967,000

Supplemental cash flow disclosure:
Income taxes paid	$833,000	$-	$1,253,763

See accompanying notes to financial statements.

KEY HOSPITALITY ACQUISITION CORPORATION
(a corporation in the development stage)

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Basis of presentation

The accompanying unaudited condensed financial statements have been prepared by the Company and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 2007 and the financial results for the three and six month periods ended June 30, 2007 and from April 25, 2005 inception) through June 30, 2007, in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to Form 10-QSB and Regulation SB.

Certain information and footnote disclosures normally included in the Company’s annual audited financial statements have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three and six month periods ended June 30, 2007 and April 25, 2005 inception) through June 30, 2007 are not necessarily indicative of the results of operations to be expected for a full fiscal year. These interim condensed financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 2006, which are included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

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

Most of the activity from April 25, 2005 (inception) to June 30, 2007 relates to the Company’s formation, public offering and pursuit of a business combination as described below.

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

4. Related party

The Company agreed on May 1st 2007 to reduce the payment of up to $7,500 a month to $4,500 a month in total for office space and general and administrative expenses to related entities of two stockholders. Upon completion of a business combination or liquidation, the Company will no longer be required to pay these monthly fees.

5. Income taxes

Effective January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). There were no unrecognized tax benefits as of January 1, 2007 and as of June 30, 2007.  FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.  The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense.  No amounts were accrued for the payment of interest and penalties at January 1, 2007. There was no change to this balance at June 30, 2007.  Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The adoption of the provisions of FIN 48 did not have a material impact on the Company’s financial position, results of operations and cash flows.

Income tax expense (benefit) for the three and six months ended June 30, 2007 and 2006 was approximately ($24,165) and $190,000 for the three month periods and $141,975 and $340,000 for the six month periods respectively. The expense is for current federal and state income taxes. The effective tax rate of (2%) for the three months ended June 30, 2007 and (3.9%) for the six month period ended June 30, 2007, differs from the federal statutory rate of approximately 35% as a result of the loss/gain on the warrant liability which is a permanent difference and the deferred tax asset.

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. As of June 30, 2007, the Company has a deferred tax asset of approximately $204,000. As of December 31, 2006, the deferred tax asset was approximately $167,000 and had a full valuation allowance on it. Management has changed its position at year end and feels that the deferred tax asset will be fully utilized.

KEY HOSPITALITY ACQUISITION CORPORATION
(a corporation in the development stage)

NOTES TO CONDENSED FINANCIAL STATEMENTS

6. Subsequent events

As previously disclosed, on March 22, 2007, Key Hospitality Acquisition Corporation (“Key”) entered into an agreement and plan of merger (“Original Merger Agreement”) by which it agreed tol acquire Cay Clubs LLC and its affiliated companies (collectively, “Cay Clubs”).

On August 3, 2007, Key and Cay Clubs agreed to restructure the Original Merger Agreement and entered into an Amended and Restated Agreement and Plan of Merger, dated August 2, 2007 (the “Amended and Restated Merger Agreement”), which among other things, reduced the consideration to be paid in the merger to the members of Cay Clubs to 26,666,667 Key shares (excluding up to 32,000,000 potential earn-out shares) and changed the structure of the merger to negate potential adverse tax consequences to the members of Cay Clubs.

The parties to the Amended and Restated Merger Agreement are as follows: (i) Key Hospitality Acquisition Corporation, or Key, a Delaware corporation, a blank check company formed to serve as a vehicle for the acquisition, through a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business in the hospitality industry and/or other related businesses; (ii) Cay Clubs LLC, or Cay Clubs, a Florida limited liability company, a developer and operator of amenity-rich destination resorts located in Florida, Colorado and Nevada; (iii) Cay Clubs, Inc., or New Key, a newly incorporated Delaware corporation that is currently a wholly owned subsidiary of Key but, upon consummation of the mergers, will become the holding company of Key and Cay Clubs; (iv) New Key Merger Sub Inc., or New Key Merger Sub, a wholly owned subsidiary of New Key formed solely to effect the Key Merger; (v)  Key Merger Sub LLC, or Cay Merger Sub, a newly formed limited liability company is a wholly owned subsidiary of New Key; (vi) F. Dave Clark Irrevocable Trust, or Clark Trust, the current owner of two-thirds of the membership interests of Cay Clubs, of which Dave Clark is the trustee; and (vii) David Schwarz, the current owner of the remaining one-third of the membership interests of Cay Clubs.

The Amended and Restated Merger Agreement provides for the merger of New Key Merger Sub, a wholly-owned subsidiary of New Key, with and into Key, with Key surviving the merger as a wholly-owned subsidiary of New Key, and for the merger after the Key Merger of Cay Merger Sub, another wholly-owned subsidiary of New Key, with and into Cay Clubs, with Cay Clubs surviving the merger as a wholly-owned subsidiary of New Key, the new public company resulting from the transaction. Current Key stockholders will receive shares in New Key to replace their current Key shares, and any shares issuable to Cay Clubs’ members in the transaction will be shares of New Key.

At the closing, New Key will issue 26,666,667 shares of its common stock to the members of Cay Clubs in exchange for all of the membership interests of Cay Clubs outstanding immediately prior to the merger. Additionally, provided that the transactions contemplated are completed, the Clark Trust and Mr. Schwarz may receive up to an aggregate of 32,000,000 additional shares in accordance with the following performance criteria: (i) for 2008, 6,000,000 shares will be earned and issued if net income exceeds $42 million and an additional 5,000,000 shares will be earned and issued if net income exceeds $52 million; (ii) for 2009, 6,000,000 shares will be earned and issued if net income exceeds $60 million and an additional 5,000,000 shares will be earned and issued if net income exceeds $70 million; and (iii) for 2010, 5,500,000 shares will be earned and issued if net income exceeds $72 million and an additional 4,500,000 shares will be earned and issued if net income exceeds $82 million.

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

Overview

We were formed on April 25, 2005, to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business in the hospitality industry. Our initial business combination must be with a target business or businesses whose fair market value is at least equal to 80% of net assets at the time of such acquisition. We intend to continue to utilize the cash derived from the proceeds of our recently completed public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

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

Most of the activity from April 25, 2005 (inception) to June 30, 2007 relates to our formation, public offering and pursuit of a business combination as described below.

Proposed Acquisition of Cay Clubs

As previously disclosed, on March 22, 2007, Key Hospitality Acquisition Corporation (“Key”) entered into an agreement and plan of merger (“Original Merger Agreement”) by which it agreed to acquire Cay Clubs LLC and its affiliated companies (collectively, “Cay Clubs”).

On August 3, 2007, Key and Cay Clubs agreed to restructure the Original Merger Agreement and entered into an Amended and Restated Agreement and Plan of Merger, dated August 2, 2007 (the “Amended and Restated Merger Agreement”), which among other things, reduced the consideration to be paid in the merger to the members of Cay Clubs to 26,666,667 Key shares (excluding up to 32,000,000 potential earn-out shares) and changed the structure of the merger to negate potential adverse tax consequences to the members of Cay Clubs.

The parties to the Amended and Restated Merger Agreement are as follows: (i) Key Hospitality Acquisition Corporation, or Key, a Delaware corporation, a blank check company formed to serve as a vehicle for the acquisition, through a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business in the hospitality industry and/or other related businesses; (ii) Cay Clubs LLC, or Cay Clubs, a Florida limited liability company, a developer and operator of amenity-rich destination resorts located in Florida, Colorado and Nevada; (iii) Cay Clubs, Inc., or New Key, a newly incorporated Delaware corporation that is currently a wholly owned subsidiary of Key but, upon consummation of the mergers, will become the holding company of Key and Cay Clubs; (iv) New Key Merger Sub Inc., or New Key Merger Sub, a wholly owned subsidiary of New Key formed solely to effect the Key Merger; (v)  Key Merger Sub LLC, or Cay Merger Sub, a newly formed limited liability company is a wholly owned subsidiary of New Key; (vi) F. Dave Clark Irrevocable Trust, or Clark Trust, the current owner of two-thirds of the membership interests of Cay Clubs, of which Dave Clark is the trustee; and (vii) David Schwarz, the current owner of the remaining one-third of the membership interests of Cay Clubs.

2

The Amended and Restated Merger Agreement provides for the merger of New Key Merger Sub, a wholly-owned subsidiary of New Key, with and into Key, with Key surviving the merger as a wholly-owned subsidiary of New Key, and for the merger after the Key Merger of Cay Merger Sub, another wholly-owned subsidiary of New Key, with and into Cay Clubs, with Cay Clubs surviving the merger as a wholly-owned subsidiary of New Key. Following the mergers, (i) Cay Clubs will become a wholly-owned subsidiary of New Key and the sole operations of New Key, (ii) Key will become a wholly-owned subsidiary of New Key (with no operations), and (iii) the stockholders of Key will become stockholders of New Key, the new successor public company resulting from the transaction. All of the outstanding membership interests of Cay Clubs LLC will be acquired by New Key, with all of the subsidiaries of Cay Clubs LLC surviving the transaction as subsidiaries of New Key.

At the closing, New Key will issue 26,666,667 shares of its common stock to the members of Cay Clubs in exchange for all of the membership interests of Cay Clubs outstanding immediately prior to the merger. Additionally, provided that the transactions contemplated are completed, the Clark Trust and Mr. Schwarz may receive up to an aggregate of 32,000,000 additional shares in accordance with the following performance criteria: (i) for 2008, 6,000,000 shares will be earned and issued if net income exceeds $42 million and an additional 5,000,000 shares will be earned and issued if net income exceeds $52 million; (ii) for 2009, 6,000,000 shares will be earned and issued if net income exceeds $60 million and an additional 5,000,000 shares will be earned and issued if net income exceeds $70 million; and (iii) for 2010, 5,500,000 shares will be earned and issued if net income exceeds $72 million and an additional 4,500,000 shares will be earned and issued if net income exceeds $82 million.

Comparison of Three Months Ended June 30, 2007 with Three Months Ended June 30, 2006

For the three months ended June 30, 2007, we had a net income of approximately $1,247,000, consisting of interest income of $637,644, a gain from warrant liability of $709,500, operating costs of $123,830 and an income tax benefit of ($24,165), as compared to a net income of $1,750,272 for the three month period ended June 30, 2006 consisting of interest income of $594,276, gain from warrant liability of $1,419,000, operating costs of $73,004 and an income tax expense of $190,000 for the same period the previous year. Interest income is derived primarily from investment of our cash balances held in trust, which aggregated approximately $49,119,714 at June 30, 2007. The cash balance held in trust is invested primarily in treasury bills.

Comparison of Six Months Ended June 30, 2007 with Six Months Ended June 30, 2006

For the six months ended June 30, 2007, we had a net loss of approximately $3,797,475, consisting of interest income of $1,202,186, a loss from warrant liability of $4,644,000, operating costs of $213,686 and income taxes of $141,975, as compared to a net income of $932,730 for the six month period ended June 30, 2006 consisting of interest income of $1,072,402, gain from warrant liability of $322,500, operating expenses of $122,172 and an income tax expense of $340,000 for the same period the previous year. Interest income is derived primarily from investment of our cash balances held in trust, which aggregated approximately $49,119,714 at June 30, 2007. The cash balance held in trust is invested primarily in treasury bills.

3

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

Our net proceeds from the sale of the 6,450,000 units, after deducting certain offering expenses of approximately $1,117,000, including $600,000 evidencing the underwriters’ non-accountable expense allowance of 1.25% of the gross proceeds (excluding the proceeds from the underwriters’ over-allotment), and underwriting discounts of approximately $2,400,000, were approximately $47,897,000. Of this amount, $46,942,000 was placed in the trust account (including deferred underwriting fees of $903,000) and interest on this amount is also held in the trust account. The remaining $955,000 was held outside of the trust. Such remaining proceeds were available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We intend to use all of the remaining proceeds to pay expenses relating to the proposed acquisition of Cay Clubs and our liquidation if we are unable to consummate such acquisition and are forced to liquidate. At June 30, 2007, we had cash and cash equivalents outside of the trust account of $280,903 and cash and cash equivalents held in the trust account of $49,119,714. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we have sufficient available funds outside of the trust fund to operate through October 28, 2007, assuming that a business combination is not consummated during that time. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business.

On May 1st, 2007, we agreed to reduce the monthly amount we pay Millennium 3 Capital, Inc., an affiliate of our president, from $7,500 per month to an aggregate fee of $4,500 per month which includes the cost of the office space and the cost of other general and administrative services provided to us by such affiliate.

ITEM 3. CONTROLS AND PROCEDURES

Our management carried out an evaluation, with the participation of our principal executive, financial, and accounting officers, of the effectiveness of our disclosure controls and procedures as of June 30, 2007. Based upon that evaluation, our chief executive officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

KEY HOSPITALITY ACQUISITION CORPORATION

Date: August 13, 2007	By:	/s/ Jeffrey S. Davidson
Jeffrey S. Davidson
Co-Chairman of the Board and Chief Executive Officer